Form 10-Q
period 1999-06-30
RAMP NETWORKS INC
filed 1999-08-16
CIK 1084145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-22369

RAMP NETWORKS, INC.
(Exact name of Registrant as specified in its charter)

                          Delaware                                                             77-0366874
(State or Other Jurisdiction of Incorporation or Organization)                       (I.R.S. Employer Identification No.)

3100 De La Cruz Boulevard
Santa Clara, CA 95054
(Address of principal executive offices)

(408) 988-5353
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of June 30, 1999, there were approximately 20,283,450 shares of the Registrant's Common Stock outstanding.

RAMP NETWORKS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

RAMP NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

                                          Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------- -------------------
                                            1999      1998      1999      1998
                                         --------- --------- --------- ---------
Revenue................................    $4,533    $1,860    $8,416    $4,504
Cost of revenue........................     2,787     1,339     5,399     3,365
                                         --------- --------- --------- ---------
Gross margin...........................     1,746       521     3,017     1,139
                                         --------- --------- --------- ---------

Operating expenses:
  Research and development.............     1,087     1,538     2,345     3,710
  Sales and marketing..................     2,164     2,110     4,261     4,196
  General and administrative...........       698       364     1,169       691
  Amortization of deferred
     compensation......................       141       --        517       --
                                         --------- --------- --------- ---------
Total operating expenses...............     4,090     4,012     8,292     8,597
                                         --------- --------- --------- ---------
Loss from operations...................    (2,344)   (3,491)   (5,275)   (7,458)
Other income (expense).................      (114)      176      (172)      372
                                         --------- --------- --------- ---------
Net loss and comprehensive loss........   ($2,458)  ($3,315)  ($5,447)  ($7,086)
                                         ========= ========= ========= =========

Basic and diluted net loss per share...    ($0.45)   ($0.89)   ($1.12)   ($1.92)
                                         ========= ========= ========= =========
Shares used in computing basic
  and diluted net loss per share.......     5,476     3,736     4,875     3,686
                                         ========= ========= ========= =========

Pro forma basic and diluted net
  loss per share.......................    ($0.15)   ($0.21)   ($0.33)   ($0.46)
                                         ========= ========= ========= =========

Shares used in computing pro forma
basic and diluted net loss per share...    16,497    15,448    16,283    15,345
                                         ========= ========= ========= =========

See accompanying notes to condensed consolidated financial statements.

RAMP NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands,except per share amount) (Unaudited)

                                                              June 30,    December 31,
                                                                1999        1998
                                                           ------------  -----------

                          ASSETS
Current Assets:
  Cash and cash equivalents........................            $40,700       $3,764
  Accounts receivable, net.........................              3,339          767
  Inventory........................................              3,747        2,151
  Prepaid expenses and other current assets........                995          720
                                                           ------------  -----------
   Total current assets............................             48,781        7,402
Property and equipment, net........................              1,214        1,299
Other assets.......................................                422          177
                                                           ------------  -----------
   Total assets....................................            $50,417       $8,878
                                                           ============  ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current portion of capital lease obligation......               $104          $50
  Current portion of long-term debt................              1,868          262
  Accounts payable.................................              3,281        2,307
  Accrued liabilities..............................              1,436        1,691
                                                           ------------  -----------
   Total current liabilities.......................              6,689        4,310
Capital lease obligations, less
 current portion...................................                229           40
Long-term debt, less current portion...............              4,649          546
                                                           ------------  -----------
   Total liabilities...............................             11,567        4,896
                                                           ------------  -----------

Redeemable convertible preferred stock, no
 par value ........................................                 --       37,346
                                                           ------------  -----------

Stockholders' Equity (deficit):
  Common stock - $.001 par value: 100,000 shares authorized
  Issued and outstanding - 20,283 at June 30, 1999
     and 4,388 shares at December 31, 1998                          20            4
  Paid-in capital.................................              79,889          624
  Warrants.........................................                281      --
  Deferred stock compensation......................             (2,005)        (104)
  Accumulated deficit..............................            (39,335)     (33,888)
                                                           ------------  -----------
   Total stockholders' equity (deficit)............             38,850      (33,364)
                                                           ------------  -----------

   Total liabilities and stockholders' equity (deficit)..      $50,417       $8,878
                                                           ============  ===========

See accompanying notes to condensed consolidated financial statements.

RAMP NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                              1999        1998
                                                          ----------  ----------
Operating activities:
  Net loss.............................................     ($5,447)    ($7,086)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation.......................................         302         213
    Loss (gain) on disposal of fixed assets............         (15)         16
    Noncash compensation expense.......................         674         111
    Noncash technology acquisition.....................         573         702
    Changes in operating assets and liabilities:
      Accounts receivable..............................      (2,572)       (115)
      Inventory........................................      (1,596)       (748)
      Prepaid expenses and other assets................        (259)       (142)
      Accounts payable.................................         974         377
      Accrued liabilities..............................        (255)      1,580
                                                          ----------  ----------
        Net cash used in operating activities..........      (7,621)     (5,092)
                                                          ----------  ----------
Investing activities:
  Purchase of property and equipment...................        (248)       (662)
  Proceeds from sale of assets.........................          46        --
                                                          ----------  ----------
        Net cash used in investing activities..........        (202)       (662)
                                                          ----------  ----------
Financing activities:
  Principal payments on capital lease obligations......         (59)        (38)
  Borrowings under debt agreements.....................       6,304         480
  Repayments of debt...................................        (297)        (46)
  Net proceeds from issuance of common stock...........      38,811          45
                                                          ----------  ----------
        Net cash provided by (used in) financing
         activities....................................      44,759         441
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents...      36,936      (5,313)
Cash and cash equivalents, beginning of period.........       3,764      15,112
                                                          ----------  ----------
Cash and cash equivalents, end of period...............     $40,700      $9,799
                                                          ==========  ==========
Supplemental disclosure of cash flow information:
  Interest paid........................................        $165         $28
                                                          ==========  ==========
Noncash activities
  Equipment capital lease..............................        $285         $32
                                                          ==========  ==========

See accompanying notes to condensed consolidated financial statements.

RAMP NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation

The condensed consolidated financial statements have been prepared by Ramp Networks, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Ramp Networks, Inc., and its wholly-owned subsidiary ("Ramp" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 1999 and the operating results and cash flows for the three months and six months ended June 30, 1999 and 1998. The condensed balance sheet at December 31, 1998 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Registration Statement on Form S-1 filed on June 22, 1999 with the Securities and Exchange Commission.

The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 1999.

Comprehensive Income (Loss)

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130,"Reporting Comprehensive Income," which Ramp adopted beginning on January 1,1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("Comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the three months and six months ended June 30, 1999 and 1998, Ramp's comprehensive loss was equal to net loss.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. During the period the Company issued 3,853,000 shares of common stock and converted all of its outstanding preferred stock to common stock on June 22, 1999, the date of Company's initial public offering. The net loss per share calculation has been appropriately weighted to reflect these activities.

No diluted loss per share information has been presented in the accompanying condensed consolidated statements of operations since potential common shares from conversion of preferred stock, stock options and warrants are antidilutive. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98 and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

Pro forma basic net loss per share has been calculated assuming the conversion of preferred stock into an equivalent number of common shares, as if the shares had converted on the dates of their issuance.

Segment Reporting

During 1998, Ramp adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, Ramp is organized and operates as one business segment, the design, development, manufacture, and marketing of multi-user routers designed for small business and home use.

NOTE 2. INITIAL PUBLIC OFFERING AND SUBSEQUENT EVENT

The company completed its initial public offering of 3,853,000 shares of common stock in June 1999 and raised approximately $38.6 million, net of offering and distribution costs. Ramp Networks, Inc. is listed on the Nasdaq National Market under the symbol "RAMP".

Subsequent to June 30, 1999, the underwriters of the IPO exercised their 30 day over-allotment option and purchased an additional 600,000 shares of the Company's common stock at the offering price of $11.00. The Company received an additional $6.1 million, net of underwriting discounts and commissions, in July 1999.

NOTE 3. COMMON STOCK

In May 1999, the Company's shareholders approved the following activities:

1) a three-for-five reverse stock split of the Company's outstanding shares. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

2) the re-incorporation of the Company in the State of Delaware. Upon re- incorporation, the Company had 100,000,000 authorized shares of common stock, $.001 par value and 5,000,000 shares of undesignated preferred stock, $.001 par value.

3) the adoption of the Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 600,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock, as defined in the Purchase Plan.

4) the adoption of the Company's 1999 Stock Incentive Plan (the "Incentive Plan"). A total of 2,400,000 shares of common stock have been reserved for issuance under the Incentive Plan, plus an annual increase of 600,000 shares in each of the fiscal years 2000 to 2004.

NOTE 4. INVENTORY

                                             June 30,   December 31,
                                               1999        1998
                                            ------------------------
   Raw materials...........................     $1,335        $221
   Work-in-process.........................        --           37
   Finished goods..........................      2,412       1,893
                                            ------------------------
                                                $3,747      $2,151
                                            ========================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Overview", "Liquidity and Capital Resources" and "Risk Factors" included in this section and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

Ramp Networks is a leading provider of easy-to-use, reliable and affordable shared Internet access solutions for the small office market, which includes small businesses, remote and branch offices of large corporations, and home offices. Our WebRamp product family allows multiple users in a small office to share the same Internet connection simultaneously while optimizing each user's access speed. Our WebRamp product family is a flexible and scalable platform that provides software-based routing and bridging functionality to deliver Internet-enabled applications and services. Our products support existing analog phone lines, as well as ISDN and emerging access technologies such as DSL and cable modems. Our Connection Optimized Link Technology enables multiple users to access the Internet simultaneously through regular phone lines and analog modems at up to three times the access speed of a single analog connection.

We were incorporated in California in February 1994 and reincorporated in Delaware in June 1999. Our wholly-owned subsidiary, Ramp Networks Private Limited, is incorporated in India and performs research and development for us. From our inception in February 1994 through early 1995, we were focused on developing products for the asynchronous transfer mode market. We subsequently licensed this technology to a related party and focused on the small office market for shared Internet access solutions. From early 1995 through May 1996, our operating activities were related primarily to developing, prototyping and testing our first WebRamp product, staffing our administrative, sales and marketing and operations organizations, and establishing relationships with resellers, ISPs and mail order catalogs for the distribution of our products. In June 1996, we commenced shipments of our first ISDN-based WebRamp product. Since February 1997, we have introduced new products on a regular basis.

Our revenue is derived primarily from the sale of our WebRamp family of products. We market and sell our products in a two-tier distribution system primarily to distributors, such as Ingram Micro and Tech Data, who then resell our products to VARs, selected retail outlets, mail order catalogs and ISPs. These resellers then sell our products to end-users. In 1998, sales to Ingram Micro accounted for 26% of our revenue and sales to Tech Data accounted for 24% of our revenue. The level of sales to any customer may vary from quarter to quarter. However, we expect that sales to Ingram Micro and Tech Data will continue to represent a significant portion of our revenue. Additionally, we also sell our products to Original Equipment Manufacturers (OEM).

Geographically, the Company's revenue percentage has been concentrated approximately as follows:

                                             June 30,     June 30
                                               1999        1998
                                            ------------------------
   North America...........................         80%         83%
   Europe.........................                  10%          6%
   Pacific Rim..........................            10%         11%
                                            ------------------------
   Total..........................                 100%        100%
                                            ========================

The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency. Doing so will expose us to losses due to fluctuations in exchange rates between the U.S. dollar and the particular local currency. We may choose to limit any currency exposure through the purchase of forward foreign exchange contracts or other hedging strategies, but such strategies may not be successful in avoiding exchange-related losses. See "Risk Factors--If We Are Not Successful in Expanding Our Business in International Markets, Our Growth Will Suffer". Because we currently denominate sales in U.S. dollars, we do not anticipate that the adoption of the Euro as a functional legal currency of certain European countries will materially affect our business.

Revenue is recognized upon transfer of title and risks of ownership, which generally occurs upon product shipment. Certain agreements with distributors and retailers provide for rights of return, co-op advertising, price protection and stock rotation rights. We provide an allowance for returns and price adjustments and provide a warranty reserve at the point of revenue recognition. Reserves are adjusted periodically based upon historical experience and anticipated future returns, price adjustments and warranty costs.

We generally expect to experience price pressure due to the impact of competition, although, the Company's average selling price has increased as we have introduced products at higher prices reflecting added technology and features in the ISDN , DSL and fax over the Internet product categories. In addition, OEM unit pricing is generally lower than distribution pricing. Pricing in the OEM market depends on the specific features and functional content of the products sold, the degree of integration with the OEM's products, purchase volumes and the level of sales and service support.

The Company uses "turn-key" suppliers for the purchase, assembly and packaging of all products sold that require hardware components. From time to time the Company has made strategic purchases of material components from vendors to ensure supply of critical components for its products. A significant portion of the critical components used in the Company's products are multi-source to ensure adequate supply to our turn-key vendors.

Our cost of revenue has declined as a percentage of revenue since we first began shipping products. The initial higher cost of revenue included higher component and manufacturing costs associated with lower initial production volumes, as well as overhead costs which were applied to a lower number of units produced. As volumes have increased, our cost of revenue has declined as a percentage of revenue as a result of lower costs in components, manufacturing and overhead on a per-unit basis. Our gross margins are affected by fluctuations in manufacturing volumes and component costs, the mix of products sold and the mix of distribution channels through which our products are sold. Unless we manage each of these factors effectively, our gross margins will decrease. Historically, our gross margins have improved year over year, but we cannot assure you that we will maintain or increase our gross margins.

Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, and prototyping expenses related to the design, development and testing of our products. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and support functions, as well as costs associated with promotional and other sales activities. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and human resources personnel, professional fees, and other corporate expenses. We expect expenses relating to research and development, sales and marketing, general and administrative and operations to increase in absolute dollars. However, the percentage of revenue that each of these categories represents will vary depending on the rate of our revenue growth and investments that may be required to support the development of new products and our penetration of new markets.

Since our inception we have incurred significant losses and, as of June 30, 1999, we had an accumulated deficit of $39.3 million. These losses have resulted primarily from our activities to develop our products, establish brand recognition and to develop our distribution channels.

As of December 31, 1998, we had operating loss carry-forwards of $29.2 million for federal purposes and $11.3 million for state purposes. The federal and state net operating loss carry-forwards expire on various dates through 2018. We have provided a full valuation allowance against our deferred tax assets, consisting primarily of net operating loss carry-forwards, because of the uncertainty regarding their realization. Further, these net operating loss carry-forwards could be subject to limitations due to changes in our ownership resulting from equity financing.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of revenue.

                                          Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------- -------------------
                                            1999      1998      1999      1998
                                         --------- --------- --------- ---------

Revenue................................       100%      100%      100%      100%
Cost of revenue........................        62%       72%       64%       75%
                                         --------- --------- --------- ---------
Gross margin...........................        39%       28%       36%       25%
                                         --------- --------- --------- ---------

Operating expenses:
  Research and development.............        24%       83%       28%       82%
  Sales and marketing..................        48%      113%       51%       93%
  General and administrative...........        15%       20%       14%       15%
  Amortization of deferred
     compensation......................         3%        0%        6%        0%
                                         --------- --------- --------- ---------
Total operating expenses...............        90%      216%       99%      191%
                                         --------- --------- --------- ---------
Loss from operations...................       -52%     -188%      -63%     -166%
Other income (expense).................        -2%       10%       -2%        9%
                                         --------- --------- --------- ---------
Net loss ..............................       -54%     -178%      -65%     -157%
                                         ========= ========= ========= =========

Three Months Ended June 30, 1999 and 1998

Revenue. Revenue increased 144% to $4.53 million in the three months ended June 30, 1999 from $1.86 million in the three months ended June 30, 1998. The increase was primarily due to increased sales of the Company's WebRamp 200 and 300 series of analog products as well as sales of the new ISDN WebRamp 410i product and the WebRamp 700 series for security. Revenue growth was reported in all geographic regions, with particular strength in North America.

Gross margin. The company's total gross margin increased from $0.5 million, or 28% of revenue, for the three months ended June 30, 1998 to $1.7 million, or 39% of revenue, for the three months ended June 30, 1999. The increase in gross margin resulted primarily from higher unit volumes, reductions in component costs and a shift in product mix to new products with higher gross margins.

Research and development expenses. Research and development expenses decreased from $1.5 million, or 83% of revenue, for the three months ended June 30, 1998 to $1.1 million, or 24% of revenue, for the three months ended June 30, 1999. The decrease reflected the completion of certain key research projects in 1998.

Sales and marketing expenses. Sales and marketing expenses increased from $2.1 million, or 113% of revenue, for the three months ended June 30, 1998 to $2.2 million, or 48% of revenue, for the three months ended June 30, 1999. Sales and marketing expenses were relatively flat as we achieved improved economies of scale for servicing our revenue and customer base. During the three months ended June 30, 1999, the Company increased its presence in Europe with the addition of a sales office and management team based in London, England. We intend to continue to pursue selling and marketing activities aggressively and therefore expect these costs to increase in absolute dollars in the future.

General and administrative expenses. General and administrative expenses increased from $0.4 million, or 20% of revenue, for the three months ended June 30, 1998 to $0.7 million, or 15% of revenue, for the three months ended June 30, 1999. General and administrative expenses increased primarily due to the addition of certain finance and administrative personnel, including a Chief Financial Officer.

Amortization of deferred compensation. Amortization of deferred compensation was $0.1 million for the three months ended June 30, 1999. This amortization is primarily due to deferred compensation of $2.5 million recorded prior to June 30, 1999 related to stock options granted in the year ended December 31, 1998 and during the three months ended March 31, 1999. The Company amortizes the deferred compensation over the vesting periods of the applicable options. There was no amortization of deferred compensation in the three months ended June 30, 1998.

Six Months Ended June 30, 1999 and 1998

Revenue. Revenue increased 87% to $8.4 million in the six months ended June 30, 1999 from $4.5 million in the six months ended June 30, 1998. The increase was primarily due to increased sales of the Company's WebRamp 200 and 300 series of analog products as well as sales of the new ISDN WebRamp 410i product and the WebRamp 700 series for security. Revenue growth was reported in all geographic regions, with particular strength in North America.

Gross margin. The Company's total gross margin increased from $1.1 million, or 25% of revenue, for the six months ended June 30, 1998 to $3.0 million, or 36.0% of revenue, for the six months ended June 30, 1999. The increase in gross margin resulted primarily from higher unit volumes, reductions in component costs and a shift in product mix to new products with higher gross margins.

Research and development expenses. Research and development expenses decreased from $3.7 million, or 82% of revenue, for the six months ended June 30, 1998 to $2.3 million, or 28% of revenue, for the six months ended June 30, 1999. The decrease is primarily due to $969,000 of charges recorded in the six months ended June 30, 1998 related to the acquisition of certain technology for sending faxes over the Internet which had not yet achieved technological feasibility. Excluding this charge, research and development expenses were slightly lower in the six months ended June 30, 1999 due to the completion of certain key research projects in 1998.

Sales and marketing expenses. Sales and marketing expenses increased from $4.2 million, or 93% of revenue, for the six months ended June 30, 1998 to $4.3 million, or 51% of revenue, for the six months ended June 30, 1999. Sales and marketing expenses were relatively flat as we achieved improved economies of scale for servicing our revenue and customer base. During the six months ended June 30, 1999, the Company increased its presence in Europe with the addition of a sales office and management team based in London, England. We intend to continue to pursue selling and marketing activities aggressively and therefore expect these costs to increase in absolute dollars in the future.

General and Administrative expenses. General and administrative expenses increased from $0.7 million, or 15% of revenue, for the six months ended June 30, 1998 to $1.2 million, or 14% of revenue, for the six months ended June 30, 1999. General and administrative expenses increased primarily due to the addition of certain finance and administrative personnel, including a Chief Financial Officer.

Amortization of deferred compensation. Amortization of deferred compensation was $0.5 million for the six months ended June 30, 1999. This amortization is primarily due to deferred compensation of $2.5 million recorded prior to June 30, 1999 related to stock options granted in the year ended December 31, 1998 and during the three months ended March 31, 1999. The Company amortizes the deferred compensation over the vesting periods of the applicable options. There was no amortization of deferred compensation in the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of June 30, 1999 consisted of $40.7 million in cash and cash equivalents, a $1.0 million fixed asset lease line, a working capital credit facility with a borrowing limit of up to the lower of $5.0 million or 100% of eligible accounts receivable and 50% of inventory, and a $3.0 million term loan facility. As of June 30, 1999, we had utilized $1.0 million under the fixed asset lease line. Borrowings under the fixed asset lease line bear interest at 7%, are payable ratably over a 36 month term, are subject to a 15% termination payment and are secured by the fixed assets that are leased under the line. As of June 30, 1999, we had borrowed $3.0 million under the working capital credit facility. Borrowings under this facility bear interest at 8.4%, are payable ratably over a 36 month term, are subject to a termination payment of 12.5% and are secured by our receivables and inventory. Also as of June 30, 1999, we had borrowed $3.0 million under our term loan facility. Borrowings under this facility bear interest at 14.6% and are payable ratably over a 36 month term. Certain of these debt agreements contain provisions that limit the payment of cash dividends.

Since inception, we have financed our operations primarily through the sale of redeemable convertible preferred stock, for aggregate proceeds of approximately $35.9 million, capital equipment lease lines and working capital lines of credit. Additionally, on June 22, 1999, the Company raised $38.6 million, in its initial public offering of common stock.

Net cash used in operating activities was $7.6 million and $5.1 million in the six months ended June 30, 1999 and 1998, respectively. The cash utilized in both periods was attributable primarily to net losses and working capital required to fund the Company's growth in operations, including inventory and accounts receivable.

Cash used in investing activities was $0.2 million and $0.7 million in the six months ended June 30, 1999 and 1998, respectively, consisting primarily of purchases of property and equipment. The Company has planned capital commitments of up to approximately $1.0 million for fiscal 1999.

Net cash provided by financing activities was $44.8 million and $0.4 million in the six months ended June 30, 1999 and 1998, respectively. The primary sources of cash generation from financing activities were proceeds of $38.6 million from the Company's initial public offering of common stock and $6.3 million in borrowings under debt agreements.

The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. See "Risk Factors - We expect to Continue to Experience Negative Cash Flow From Operations and Maybe Unable to Meet Our Future Capital Requirements Through the Issuance of Additional Securities".

YEAR 2000 READINESS DISCLOSURE

Many computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year2000 approaches, and are commonly referred to as the "year 2000 problem."

Assessment. The year 2000 problem affects the computers, software and other equipment that we use, operate or maintain for our operations. Accordingly, we have organized a program team responsible for monitoring the assessment and remediation status of our year 2000 projects and reporting such status to our board of directors. This project team is currently assessing the potential effect and costs of remediating the year 2000 problem for our internal systems. To date, we have not obtained verification or validation from any independent third parties of our processes to assess and correct any of our year 2000problems or the costs associated with these activities.

Internal infrastructure. We believe that we have identified approximately 120 personal computers and servers, 10 software applications, and our enterprise resource planning system and related equipment used in connection with our internal operations that will need to be evaluated to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We have substantially completed such evaluation and have commenced the process of modifying, upgrading, and replacing major systems that have been assessed as adversely affected, and expect to complete this process before the occurrence of any material disruption of our business.

Systems other than information technology systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems, and other common devices, of which there are approximately 10, may be affected by the year 2000 problem. We are currently assessing the potential effect and costs of remediating the year 2000 problem on our office equipment and our facilities in Santa Clara, California and Hyderabad, India.

Products. We have tested and intend to continue to test all of our products for year 2000 problems. To date, we have been able to correct any problems with our products relating to the year 2000 problem prior to releasing them to our customers. We currently do not expect any significant year 2000 problems to arise with our products. However, we have represented to our resellers and OEMs that our products are year 2000 compliant, and if that turns out to be untrue, these parties may make claims against us which may result in litigation or contract terminations.

We estimate the total cost to us of completing any required modifications, upgrades or replacements of our internal systems will not exceed $100,000,almost all of which we believe will be incurred during calendar 1999. Based on the activities described above, we do not believe that the year 2000 problem will have a material adverse effect on our business or operating results. In addition, we have not deferred any material information technology projects as a result of our year 2000 problem activities.

Suppliers. We are checking the Web sites of third-party suppliers of components used in the manufacture of our products to determine if these suppliers are certifying that the components they provide us are year 2000 compliant. To date, we believe all critical components that we obtain from third party suppliers are year 2000 compliant. We expect that we will be able to resolve any significant year 2000 problems with third- party suppliers of components; however, we cannot assure you that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to timely resolve year 2000 problems with their systems could harm our business.

Most likely consequences of year 2000 problems. We expect to identify and resolve all year 2000 problems that could adversely affect our business operations. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many year 2000 problem- related failures will occur or the severity, duration or financial consequences of these perhaps inevitable failures. As a result, we believe that the following consequences are possible:

. a significant number of operational inconveniences and inefficiencies for us, our contract manufacturers and our customers that will divert management's time and attention and financial and human resources from ordinary business activities;

. business disputes and claims for pricing adjustments or penalties due to year 2000 problems by our customers, resellers and OEMs; and

. a number of serious business disputes alleging that we failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

Contingency plans. We are currently developing contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. We expect to complete our contingency plans by the end of September 1999. Depending on the systems affected, these plans could include:

. accelerated replacement of affected equipment or software;

. short to medium-term use of backup equipment and software;

. increased work hours for our personnel; and

. use of contract personnel to correct on an accelerated schedule any year 2000 problems that arise or to provide manual workarounds for information systems.

Our implementation of any of these contingency plans could adversely affect our business.

Disclaimer. The discussion of our efforts and expectations relating to year 2000 compliance are forward-looking statements. Our ability to achieve year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected by, among other things, availability and cost of programming and testing resources, third party suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97- 2,Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9amends SOP 97-2, "Software Revenue Recognition," and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, 'Software Revenue Recognition," by extending the deferral of the application of certain provisions of SOP 97-2amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999.All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We do not anticipate that these statements will have a material adverse impact on our consolidated financial statements.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure. Therefore, no quantitative tabular disclosures are required.

RISK FACTORS

We Have a Limited Operating History and Consequently Our Future Prospects are Difficult to Evaluate

We were incorporated in February 1994 and began shipping our products commercially in April 1996. We have only been shipping products in volume since the second quarter of 1997. Because of our limited operating history and the uncertain nature of the rapidly changing markets which we serve, we believe the prediction of future results of operations is difficult or impossible. Further more, our prospects must be evaluated in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of their development. We may not be successful in addressing these risks and our business strategy may not be successful.

We Have a History of Losses, We Expect Future Losses and We Cannot Assure You That We Will Achieve or Maintain Profitability

We have incurred losses since we commenced operations in February 1994. We incurred net losses of $6.3 million in 1996, $11.5 million in 1997, $13.4 million in 1998 and $5.4 million for the six months ended June 30, 1999. As of June 30, 1999, we had an accumulated deficit of $39.3 million. We have not achieved profitability and although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. We may not generate a sufficient level of revenue to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenue. If revenue grows slower than we anticipate, if gross margins do not improve or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis.

We Expect to Continue to Experience Negative Cash Flow From Operations and May Be Unable to Meet Our Future Capital Requirements Through the Issuance of Additional Securities

Since inception, we have experienced negative cash flow from operations and we expect to continue to experience negative cash flow from operations for the foreseeable future. Therefore, we have relied primarily on issuances of equity securities to fund our operations to date. Although we currently anticipate that with our existing cash balances and available lines, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12months, we may need to raise additional funds prior to the expiration of such period. In particular, we may need to raise additional funds if our estimates of revenue, working capital and/or capital expenditure requirements change or prove inaccurate or in order for us to respond to unforseen technological or marketing hurdles or to take advantage of unanticipated opportunities. We cannot be certain that additional financing, through the issuance of equity securities or otherwise, will be available to us on favorable terms when required, or at all. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, develop new products or otherwise respond to competitive pressures which could adversely affect our ability to achieve and sustain positive cash flow and profitability in the future.

Our Financial Results from Period to Period May Fluctuate as a Result of Several Factors, Any of Which Could Adversely Affect Our Stock Price

We believe that period to period comparisons of our operating results are not a good indication of our future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall. Our revenue and operating results may vary significantly from period to period due to a number of factors, many of which are not in our control. These factors include:

. continued market acceptance of our products;

. fluctuations in demand for our products and services;

. variations in the timing of orders and shipments of our products;

. the timing of new product and service introductions by us or our competitors;

. the mix of products sold and the mix of distribution channels through which they are sold;

. our ability to obtain sufficient supplies of sole or limited sourced components for our products;

. unfavorable changes in the prices of the components we purchase;

. our ability to achieve required cost reductions;

. our ability to attain and maintain production volumes and quality levels for our products; and

. our ability to integrate new technologies we develop or acquire into our products.

The amount and timing of our operating expenses generally will vary from quarter to quarter depending on the level of actual and anticipated business activities. Research and development expenses will vary as we develop new products. General and administrative expense fluctuations in past periods have been due primarily to the level of sales and marketing expenses associated with new product introductions. In the past, we have experienced fluctuations in operating results. We have experienced sharply increased revenue in periods that involved new product introductions and significant sales to OEMs, with equally sharp decreases in revenue in subsequent periods as distributors and OEMs complete their inventory build-up process. Revenue increased from$1.5 million in the third quarter of 1997 to $2.9 million in the fourth quarter of 1997 and decreased to $1.9 million in the second quarter of 1998. This fluctuation in revenue was primarily due to fluctuations in sales to Compaq, which peaked at 45% of revenue in the fourth quarter of 1997 and declined to 2% of revenue in the second quarter of 1998. Research and development expense was $2.2 million in the first quarter of 1998 primarily due to $969,000 in costs related to the acquisition of technology for sending faxes over the Internet. Furthermore, we have a limited backlog of orders, and revenue for any future quarter is difficult to predict. Supply, manufacturing or testing constraints could result in delays in the delivery of our products. Any delay in the product deployment schedule of one or more of our new products would likely adversely affect our operating results for a particular period.

We cannot assure you that we will be able to sustain or improve our gross margins in the future, or that we will be able to offset future price declines with cost reductions. As a result, we may experience substantial period to period fluctuations in future operating results and declines in gross margins. A variety of factors affect our gross margins, including the following:

. the type of distribution channel through which we sell our products;

. the volume of products manufactured;

. our product sales mix;

. the average selling prices of our products; and

. the effectiveness of our cost reduction efforts.

We also anticipate that orders for our products may vary significantly from period to period. As a result, operating expenditures and inventory levels in any given period could be disproportionately high. In some circumstances, customers may delay purchasing our current products in favor of next-generation products, which could affect our operating results in any given period.

We May Experience Significant Variability in Our Quarterly Revenue Due to Our Reliance on Indirect Sales Channels and the Variability of Our Sales Cycles

The timing of our revenue is difficult to predict because of our reliance on indirect sales channels and the length and variability of our sales cycle. The length of our sales cycle may vary substantially from customer to customer depending upon the size of the order and the distribution channel through which our products are sold. Sales from our distributors to our VARs typically take one month to complete. Sales to our larger end-user accounts, who buy larger quantities of our products for distribution to their multiple offices, typically take two to three months to complete and it typically takes nine months or more to establish volume sales contracts with our OEMs. Furthermore, the purchase of our products by end-users often represents a significant and strategic decision regarding their communications infrastructures and typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process which is often subject to significant delays as a result of our customers' budgetary constraints and internal acceptance reviews. If orders forecasted for a specific customer in a particular quarter do not occur in that quarter, our operating results for that quarter could be adversely affected.

While we defer revenue on sales to certain distributors if we determine that their inventory exceeds normal stocking levels, we are dependent on timely and accurate inventory information from our distributors to make such determination. If such information is not timely or accurate, we could experience increased levels of sales returns or unforecasted fluctuations in future revenue.

If a Distributor or OEM Cancels or Delays a Large Purchase, Our Revenue May Decline and the Price of Our Stock May Fall

To date, a limited number of distributors and OEMs have accounted for a significant portion of our revenue. If any of our major distributors or OEMs stops or delays its purchase of our products, our revenue and profitability would be adversely affected. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. In 1998, sales to Ingram Micro accounted for 26% of our revenue and sales to Tech Data accounted for 24% of our revenue. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers.

Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products, unexpected returns from resellers or the loss of any significant distributor, reseller or OEM could adversely affect our operating results and financial condition. Although our financial performance depends on large orders from a few key distributors, resellers and OEMs, we do not have binding commitments from any of them. For example:

. our distributors, resellers and OEMs can stop purchasing or marketing our products at any time;

. our reseller agreements generally are not exclusive and are for one year terms, with no obligation of the resellers to renew their agreements with us;

. our reseller agreements provide for discounts based on expected or actual volumes of products purchased or resold in a given period;

. our reseller and OEM agreements generally do not require minimum purchases; and . our customers may, under certain circumstances, return products to us.

If We Fail To Develop and Expand Our Indirect Distribution Channels, Our Business Could Suffer

Our product distribution strategy focuses primarily on continuing to develop and expand our indirect distribution channels through distributors, resellers and OEMs, as well as expanding our field sales organization. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, our product sales may decrease and our operating results may suffer. Many of our resellers also sell products that compete with our products. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

In order to support and develop leads for our indirect distribution channels, we plan to significantly expand our field sales and support staff. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenue generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively establish our distribution channels or manage the expansion of our sales and support staff would adversely affect our ability to grow and increase revenue.

Average Selling Prices of Our Products May Decrease, Which May Affect Our Gross Margins

The average selling prices for our products may be lower than expected as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. The pricing of products sold to our OEMs depends on the specific features and functions of the product, the degree of integration with the OEM's products, purchase volumes and the level of sales and service support. Currently, the market for ISDN-based products is more price competitive than the market for analog products, and we expect such price competition to increase in the future. We expect to experience pricing pressure in the future and anticipate that the average selling prices and gross margins for our products will decrease over product life cycles. We cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features that can be sold at higher gross margins.

If We Are Unable to Lower the Cost of Our Products, Purchasers May Buy From Our Competitors and Our Financial Results Would Suffer

Certain of our competitors currently offer Internet access products at prices lower than ours. Market acceptance of our products will depend in part on reductions in the unit cost of our products. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or lead to improved gross margins. Many of our competitors are larger and manufacture products insignificantly greater quantities than we intend to for the foreseeable future. Consequently, these competitors have more leverage in obtaining favorable pricing from suppliers and manufacturers. In order to remain competitive, we must reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in redesigning our products. Even if we are successful, our redesign may be delayed or may contain significant errors and product defects. In addition, any redesign may not result in sufficient cost reductions to allow us to significantly reduce the list price of our products or improve our gross margins. Reductions in our manufacturing costs will require us to use more highly integrated components in future products and may require us to enter into high volume or long-term purchase or manufacturing agreements. Volume purchase or manufacturing agreements may not be available on acceptable terms. We could incur expenses without related revenue if we enter into a high volume or long- term purchase or manufacturing agreement and then decide that we cannot use the products or services offered by such agreement.

Our Market Is In An Early Stage of Development and Our Products May Not Achieve Widespread Market Acceptance

Our success will depend upon the widespread commercial acceptance of shared Internet access products by small offices. Small offices have only recently begun to deploy shared Internet access products, and the market for these products is not fully developed. If the single Internet access devices, such as analog modems or ISDN, DSL and cable modems, currently utilized by many small offices are deemed sufficient even though they do not enable shared access, then the market acceptance of our products may be slower than expected. Potential users of our products may have concerns regarding the security, reliability, cost, ease of use and capability of our products. We cannot accurately predict the future growth rate or the ultimate size of the small office market for shared Internet access solutions.

We Depend on Contract Manufacturers for Substantially All of Our Manufacturing Requirements and We May Be Unable to Successfully Expand Our Manufacturing Operations as We Grow

We have developed a highly out sourced contract manufacturing capability for the production of our products. Therefore, we rely on third party contract manufacturers to procure components, assemble, test and package our products. Our primary turnkey manufacturing partners are Micron Custom Manufacturing Services, Inc., Discopy Labs Corporation and SMT Unlimited, Inc. Any interruption in the operations of one or more of these contract manufacturers or delays in their shipment of products would adversely affect our ability to meet scheduled product deliveries to our customers.

We intend to regularly introduce new products and product enhancements that will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high quality products or the loss of any of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer. In addition, our inability to accurately forecast the actual demand for our products could result in supply, manufacturing or testing capacity constraints. These constraints could result in delays in the delivery of our products or the loss of existing or potential customers.

Although we perform random spot testing on manufactured products, we rely on our contract manufacturers for assembly and primary testing of our products. Any product shortages or quality assurance problems could increase the costs of manufacturing, assembling or testing our products.

We Purchase Several Key Components of Our Products from Sole or Limited Sources and Could Lose Sales If These Sources Fail to Satisfy Our Supply Requirements

We currently purchase several key components used in the manufacture of our products from sole or limited sources and are dependent upon supply from these sources to meet our needs. We are likely to encounter shortages and delays in obtaining components in the future which could adversely affect our ability to meet customer orders. Our principal sole sourced components include microprocessors, line interface integrated circuits, modem integrated circuits, DRAMs, transformers, selected other integrated circuits, and plastic tooled enclosures.

We use a rolling six-month forecast based on anticipated product orders to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as specific supplier, contract terms and demand for a component at a given time. Our components that have long lead times include power converters, ISDN integrated circuits, DSL integrated circuits, flash memories, DRAMs and SRAMs. If orders do not match forecasts, we may have excess or inadequate inventory of certain materials and components, which could harm our business.

Although we enter, either directly or through our contract manufacturers, into purchase orders with our suppliers for components based on our forecasts, we do not have any guaranteed supply arrangements with these suppliers. Any extended interruption in the supply of any of the key components currently obtained from a sole or limited source could affect our ability to meet scheduled product deliveries to customers. We cannot assure you that, as our demand for these components increases, we will be able to obtain these components in a timely manner in the future. In addition, financial or other difficulties facing our suppliers or significant worldwide demand for the components they provide could adversely affect the availability of these components. If we are unable to obtain, either directly or through our contract manufacturers, a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships. Further, we may also be subject to increases in component costs.

The Market in Which We Sell Our Products is Intensely Competitive and Our Business Would Be Adversely Affected If We Lose Market Share or Otherwise Fail to Successfully Compete in This Market

We compete in a new, rapidly evolving and highly competitive market. We expect competition to persist and intensify in the future. Our current and potential competitors offer a variety of competitive products, including shared Internet access devices such as the products offered by 3Com, thin servers, and high-end networking equipment such as routers and switches offered by companies such as Ascend, Cisco, Intel and Netopia.

Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the shared Internet access market, we also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would seriously harm our business.

We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies as industry standards and customer requirements evolve that may supplant or provide lower cost alternatives to our products. Successful new product introductions or enhancements by our competitors could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to be competitive. As a result, we may not be able to compete effectively against our competitors. Our failure to maintain and enhance our competitive position within the market may seriously harm our business.

Increased competition is likely to result in price reductions, reduced gross margins, longer sales cycles and loss of market share, any of which would seriously harm our business and results of operations. We cannot be certain that we will be able to compete successfully against current or future competitors or that competitive pressures will not seriously harm our business.

If We Fail to Enhance Our Existing Products or Develop and Introduce New Products and Features in a Timely Manner to Meet Changing Customer Requirements and Emerging Industry Standards, Our Ability to Grow Our Business Will Suffer

The market for shared Internet access solutions is characterized by rapidly changing technologies and short product life cycles. Our future success will depend in large part upon our ability to:

. identify and respond to emerging technological trends in the market;

. develop and maintain competitive products;

. enhance our products by adding innovative features that differentiate our products from those of our competitors;

. bring products to market on a timely basis at competitive prices;

. respond effectively to new technological changes or new product announcements by others; and

. respond to emerging broadband access technologies such as DSL and cable modems.

We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the future we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards.

The technical innovations required for us to remain competitive are inherently complex, require long development cycles and are dependent in some cases on sole source suppliers. We will be required to continue to invest in research and development in order to attempt to maintain and enhance our existing technologies and products, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most development expenses must be incurred before the technical feasibility or commercial viability of new or enhanced products can be ascertained. Revenue from future products or product enhancements may not be sufficient to recover the associated development costs.

We Have Experienced Significant Growth in our Business in Recent Periods and Our Failure to Effectively Manage This Growth Will Adversely Affect Our Business

We have rapidly and significantly expanded our operations in recent period sand anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, significant strain on our engineering, managerial, administrative, operational, financial and marketing resources, and increased demands on our systems and controls. To exploit the market for our products, we must develop new and enhanced products while managing anticipated growth in sales by implementing effective planning and operating processes. To manage the anticipated growth of our operations, we will need to:

. improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

. hire, train and manage additional qualified personnel;

. continue to expand and upgrade our core technologies; and

. effectively manage multiple relationships with our customers, suppliers, distributors and other third parties.

In addition, several members of our executive management team, including Terry Gibson, Vice President of Finance and Chief Financial Officer, Elie Habib, Vice President of Engineering, and Richard Bridges, Vice President of Manufacturing have recently joined us. These individuals have not previously worked together for substantial lengths of time and are in the process of integrating as a management team. We cannot assure you that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that the executive management team will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services. Any failure to effectively manage our growth could harm our business.

We Depend on Our Key Personnel Who May Not Continue to Work For Us

Our future success depends in large part upon the continued services of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of any of our senior management or other key research, development, sales and marketing personnel, particularly if lost to competitors, could harm our business. In particular, the services of Mahesh Veerina, President and Chief Executive Officer, would be difficult to replace. We do not maintain "key person" life insurance for any of our personnel.

We expect that we will need to hire additional personnel in all areas. The competition for qualified personnel in our industry is intense, particularly in the San Francisco Bay Area where our corporate headquarters are located and in Hyderabad, India where we conduct a significant portion of our research and development operations. At times, we have experienced difficulty in hiring and retaining personnel with appropriate qualifications, particularly in technical areas. If we do not succeed in attracting new personnel, or retaining and motivating existing personnel, our business will be adversely affected.

If We Do Not Provide Adequate Product Support and Training to Our Resellers Our Sales Could Be Adversely Affected

Our ability to achieve our planned sales growth, retain current and future customers and expand our network of resellers will depend in part upon the quality of our customer service and product support operations. We rely primarily on our resellers to provide the product support and training required by our customers particularly during the initial deployment and implementation of our products. We may not have adequate personnel to provide the levels of support and product training our resellers may require during initial product deployment or on an ongoing basis to adequately support our customers. We also provide direct customer service and support to the end-users of our products. Our inability to provide sufficient support to our customers and resellers could delay or prevent the successful deployment of our products and could reduce our overall sales volumes. In addition, our failure to provide adequate support could adversely impact our reputation and our relationships with customers and resellers and could prevent us from gaining new customers or expanding our reseller network.

If Our Products Contain Undetected Defects and Errors We Could Incur Significant Unexpected Expenses, Experience Product Returns and Lost Sales, and Be Subject to Product Liability Claims

Our products are complex and may contain undetected defects, errors or failures, particularly when first introduced or as new enhancements and versions are released. We cannot assure you that, despite our testing procedures, defects and errors will not be found in new products or in new versions or enhancements of existing products after commencement of commercial shipments. Any defects or errors in our products discovered in the future could result in adverse customer reactions, negative publicity regarding us and our products, delays in market acceptance of our products, product returns, lost sales and unexpected expenses.

Sales and support of our products generally involve the risk of product liability claims. Although our customer license agreements typically contain provisions designed to limit our exposure to these claims, it is possible that these limitation of liability provisions may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A successful product liability claim brought against us could harm our business.

If We Are Not Successful in Expanding Our Business in International Markets, Our Growth Will Suffer

As part of our strategy to address the global needs of our customers and partners, we have committed significant resources to opening international offices and expanding our international sales and support channels in advance of revenue. We cannot assure you that our efforts to develop international sales and support channels will be successful. Moreover, international sales are subject to a number of risks, including changes in foreign government regulations and communications standards, export license requirements, tariffs and taxes, other trade barriers, difficulty in collecting accounts receivable, difficulty in managing foreign operations, and political and economic instability. To the extent our customers may be impacted by currency devaluations or general economic crises, the ability of these customers to purchase our products could be adversely affected. Payment cycles for international customers are typically longer than those for customers in the United States. We cannot assure you that foreign markets for our products will not develop more slowly than currently anticipated. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to these foreign customers could result in decreased sales.

We anticipate that our foreign sales will generally be invoiced in U.S. dollars and, accordingly, we do not currently plan to engage in foreign currency hedging transactions. However, as we expand our international operations, we may allow payment in foreign currencies and exposure to losses in foreign currency transactions may increase. We may choose to limit any currency exposure through the purchase of forward foreign exchange contracts or other hedging strategies. We cannot assure you that any currency hedging strategy we may adopt would be successful in avoiding exchange related losses.

If Political, Social or Economic Developments in India Adversely Affect Our Research and Development Operations in India, Our Ability to Introduce New and Enhanced Products Would Be Harmed and Our Sales May Suffer

Our wholly-owned subsidiary, Ramp Networks Private Limited, is incorporated in India and a substantial number of our research and development personnel are located in India. Consequently, our business may be affected by changes in exchange rates and controls, interest rates, government of India policies, including taxation policy, as well as political, social and economic developments affecting India.

In the past, the government of India has adopted policies that have resulted in the nationalization of some industries. We cannot assure you that economic policies adopted by the government of India will not result in the expropriation of our business activities in India or otherwise impair or prohibit our current research and development operations in India. Furthermore, there is increasing competition for experienced engineers in India and we cannot assure you that we will be successful in attracting and retaining sufficient engineering personnel to support our research and development operations in India which we expect to expand in the future.

Our Products Must Comply With Complex Government Regulations Which May Prevent Us From Sustaining Our Revenue or Achieving Profitability

In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop may be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union. If we fail to obtain timely domestic or foreign regulatory approvals or certificates, we would not be able to sell our products where these regulations apply, which may prevent us from sustaining our revenue or achieving profitability.

If Internet Usage Declines or the Internet Infrastructure Is Not Adequately Maintained and Expanded, Demand for Our Products May Decline

The Internet has recently begun to develop and is rapidly evolving. As a result, the commercial market for products designed to enable high-speed access to the Internet has only recently begun to develop. Our success will depend in large part on increased use of the Internet and other networks based on Internet protocol by corporate telecommuters and small offices. Critical issues concerning the commercial use of the Internet remain unresolved and are likely to affect the development of the market for our products. These issues include security, reliability, cost, ease of access, government regulation and quality of service. The adoption of the Internet for commerce and communications, particularly by enterprises that have historically relied upon alternative means of commerce and communications, generally requires the acceptance of anew method of conducting business and exchanging information. The recent growth in the use of the Internet has caused frequent periods of performance degradation that have prompted efforts to upgrade the Internet infrastructure. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our products. Potentially increased performance and other benefits provided by our products and the products of others are ultimately limited by, and are reliant upon, the speed and reliability of the Internet backbone itself. Consequently, the emergence and growth of the market for our products will depend on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

If We Are Unable to Adequately Protect Our Intellectual Property Rights Other Companies May Use our Intellectual Property to Develop Competitive Products that May Reduce Demand for Our Products

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have filed two U.S. patent applications relating to the architecture of our products. We cannot assure you that these applications will be approved, that any issued patents will protect our intellectual property or that they will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued. We also have one pending U.S. trademark application.

We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. In addition, we provide our products to end-users primarily under "shrink-wrap" license agreements included in the packaging. These agreements are not negotiated with or signed by the licensee, and thus these agreements may not be enforceable in some jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. We cannot assure you that these precautions will prevent misappropriation or infringement of our intellectual property. Monitoring unauthorized use of our products is difficult, and we cannot assure you that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Some of our OEM agreements also provide manufacturing rights and access to our intellectual property and source code upon the occurrence of specified conditions of default. If we were to default on these agreements, our OEMs could use our intellectual property and source code to develop and manufacture competing products, which would adversely affect our performance and ability to compete.

We May Be Subject to Intellectual Property Infringement Claims That are Costly to Defend and Could Limit our Ability to Use Certain Technologies in the Future

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the data communications and networking markets have extensive patent portfolios with respect to modem and networking technology. From time to time, third parties, including these leading companies, have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. We expect that we may increasingly be subject to infringement claims as the numbers of products and competitors in the small office market for shared Internet access solutions grow and the functionality of products overlaps.

In March 1999, we received a letter from NovaWeb Technologies, Inc. alleging that certain of our products may infringe one of NovaWeb's patents pertaining to intelligent modem bonding technology. On May 21, 1999, NovaWeb filed a complaint in the United States District Court Northern District of California against us alleging infringement of this patent. Although we intend to contest this action vigorously, litigation is subject to inherent uncertainties and, therefore, we cannot assure you that we will prevail in this action or that an adverse judgment will not adversely affect our financial condition. In addition, we cannot assure you that third parties will not assert additional claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products.

We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non- infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis, our business would be harmed.

We Face a Number of Unknown Risks Associated With Trying to Become Year 2000 Compliant

Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "year2000 problem." We have just begun to identify measures to address the issues arising from the year 2000 problem and therefore the risks associated with being year 2000 compliant are unknown. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness Disclosure."

Any Acquisitions We Make Could Adversely Affect Our Business

As part of our business strategy, we expect to review acquisition prospects that would complement our existing business or enhance our technological capabilities. Future acquisitions by us could result in large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our results of operations. Furthermore, acquisitions entail numerous risks and uncertainties, including: . difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;

. diversion of management's attention from other business concerns;

. risks of entering geographic and business markets in which we have no or limited prior experience; and

. potential loss of key employees of acquired organizations.

Although we do not currently have any agreement with respect to any material acquisitions, we may make acquisitions of complementary businesses, products or technologies in the future. We cannot be certain that we would be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and our failure to do so could adversely affect our business.

Future Issuances of Additional Securities May Adversely Affect Our Stockholders

In the future we may be required to raise additional funds through the issuance of equity, equity-related or debt securities to take advantage of market opportunities, develop new products, pursue acquisition opportunities or otherwise respond to competitive pressures. The issuance of additional securities may be dilutive to our existing stockholders. Furthermore, securities we may issue in the future could have rights, preferences or privileges senior to those of our existing stockholders.

Stock market volatility

The stock market in general has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance. As a result Ramp's stock price may be extremely volatile.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See "Risk factors-- We May Be Subject to Intellectual Property Infringement Claims That are Costly to Defend and Could Limit our Ability to Use Certain Technologies in the Future".

Additionally, from time to time the Company is involved in certain other legal proceedings in the ordinary course of business. None of such proceedings are expected to have a material adverse impact on the Company's business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with its initial public offering in 1999, the Company filed a Registration Statement on Form S-1, SEC File No. 333-76463(the "Registration Statement"), which was declared effective by the Commission on June 22, 1999. Pursuant to the Registration Statement, the Company registered 4,000,000 shares of its Common Stock, $0.001 par value per share, of which 3,853,000 shares were for its own account and 147,000 were for the accounts of certain selling stockholders. The initial public offering resulted in gross proceeds of $44 million, $3,080,000 of which was applied toward the underwriting discount and commissions. Other expenses related to the offering are estimated to have been $775,000 paid or are payable to unaffiliated parties. The net proceeds to the Company from the sale were $38.6 million based on an initial public offering price of $11.00 per share and after deducting the underwriting discounts and commissions and estimated offering costs. The managing underwriters were BancBoston Robertson Stephens, Dain Rauscher Wessels and Hambrecht & Quist.

We currently expect to use the net proceeds primarily for working capital and general corporate purposes, including increased sales and marketing expenditures, increased research and development expenditures and capital expenditures made in the ordinary course of business. In addition, we may use a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses. However, we have no present commitments or agreements with respect to any such acquisitions. Pending such uses, we will invest the net proceeds in short-term, investment grade, interest-bearing securities.

For the three months ended June 30, 1999, the Company issued 139,083 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.42 to $2.50. All of these stock options were granted prior to the Company's initial public offering under one of the Company's employee stock option plans. The Company's issuance of shares of its common stock upon the exercise of these options was exempt from registration pursuant to rule 701 promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

In May 1999, the Company held an annual meeting of shareholders. At such meeting the following individuals were elected to serve as directors of the Company until the next annual meeting.

Mahesh Veerina

Anthony Sun

Philip T Gianos

L William Krause

The following is a brief description of matters submitted to a vote by the Company and a statement of the number of votes cast for and against and the number of abstentions. There were no broker non-votes.

To approve a three-for-five reverse stock split of the Company's stock

                                              FOR     AGAINST   ABSTAIN
Common                                     4,309,835 3,202,738         0
Preferred                                 18,882,885   781,728         0

To approve the Company's re-incorporation in Delaware

                                              FOR     AGAINST   ABSTAIN
Common                                     4,253,901 3,258,672         0
Preferred                                 18,886,571   778,042         0

To approve and adopt a new 1999 Stock Incentive Plan

                                              FOR     AGAINST   ABSTAIN
Common                                     4,253,901 3,258,672         0
Preferred                                 18,886,571   778,042         0

To approve and adopt a new 1999 Employee Stock Purchase Plan

                                              FOR     AGAINST   ABSTAIN
Common                                     4,382,234 3,130,339         0
Preferred                                 18,886,571   778,042         0

To ratify the appointment of Arthur Andersen as independent auditors

                                              FOR     AGAINST   ABSTAIN
Common                                     4,449,209 3,063,364         0
Preferred                                 18,886,571   778,042         0

ITEM 5. OTHER INFORMATION

None.

Item 6: Exhibits and Reports on Form 8-K

        (a)     Exhibits

                 Exhibit 27.1 - Financial Data Schedule

        (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 1999.

RAMP NETWORKS, INC.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMP NETWORKS, INC.

(Registrant)

Dated: August 16, 1999

By:	/s/ Terry Gibson

Terry Gibson
Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Chief Accounting Officer)