Form 10-Q
period 1999-09-30
RAMP NETWORKS INC
filed 1999-11-15
CIK 1084145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of September 30, 1999, there were approximately 21,027,901 shares of the Registrant's Common Stock outstanding.

RAMP NETWORKS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

RAMP NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands,except per share amount) (Unaudited)

                                                           September 30,  December 31,
                                                                1999        1998
                                                           ------------  -----------

                          ASSETS
Current Assets:
  Cash and cash equivalents........................            $15,951       $3,764
  Marketable securities............................            $27,264           --
  Accounts receivable, net.........................              3,516          767
  Inventory........................................              3,174        2,151
  Prepaid expenses and other current assets........              1,255          720
                                                           ------------  -----------
   Total current assets............................             51,160        7,402
Property and equipment, net........................              1,336        1,299
Other assets.......................................                406          177
                                                           ------------  -----------
   Total assets....................................            $52,902       $8,878
                                                           ============  ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current portion of capital lease obligation......                $99          $50
  Current portion of long-term debt................              2,176          262
  Accounts payable.................................              2,169        2,307
  Accrued liabilities..............................              2,851        1,691
                                                           ------------  -----------
   Total current liabilities.......................              7,295        4,310
Capital lease obligations, less
 current portion...................................                204           40
Long-term debt, less current portion...............              4,022          546
                                                           ------------  -----------
   Total liabilities...............................             11,521        4,896
                                                           ------------  -----------

Redeemable convertible preferred stock, no
 par value ........................................                 --       37,346
                                                           ------------  -----------

Stockholders' Equity (deficit):
  Common stock - $.001 par value: 100,000 shares authorized
  Issued and outstanding - 21,028 at September  30, 1999
     and 4,388 shares at December 31, 1998                          21            4
  Paid-in capital.................................              86,192          624
  Deferred stock compensation......................             (1,863)        (104)
  Accumulated deficit..............................            (42,969)     (33,888)
                                                           ------------  -----------
   Total stockholders' equity (deficit)............             41,381      (33,364)
                                                           ------------  -----------

   Total liabilities and stockholders' equity (deficit)..      $52,902       $8,878
                                                           ============  ===========

See accompanying notes to condensed consolidated financial statements.

RAMP NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                         ------------------- -------------------
                                            1999      1998      1999      1998
                                         --------- --------- --------- ---------
Revenue................................    $5,002    $2,380   $13,418    $6,884
Cost of revenue........................     2,950     1,649     8,333     5,014
                                         --------- --------- --------- ---------
Gross margin...........................     2,052       731     5,085     1,870
                                         --------- --------- --------- ---------

Operating expenses:
  Research and development.............     1,225     1,302     3,568     5,012
  Sales and marketing..................     2,605     2,287     6,877     6,483
  General and administrative...........       803       326     1,983     1,017
  Legal and severance costs............     1,169       --      1,169       --
  Amortization of deferred
     compensation......................       141       --        658       --
                                         --------- --------- --------- ---------
Total operating expenses...............     5,943     3,915    14,255    12,512
                                         --------- --------- --------- ---------
Loss from operations...................    (3,891)   (3,184)   (9,170)  (10,642)
Other income ..........................       271       119       100       491
                                         --------- --------- --------- ---------
Net loss and comprehensive loss........   ($3,620)  ($3,065)  ($9,070) ($10,151)
                                         ========= ========= ========= =========

Basic  net loss per share..............    ($0.17)   ($0.78)   ($0.89)   ($2.68)
                                         ========= ========= ========= =========
Shares used in computing basic
  net loss per share...................    20,910     3,934    10,210     3,788
                                         ========= ========= ========= =========

Pro forma basic net
  loss per share.......................    ($0.17)   ($0.20)   ($0.51)   ($0.65)
                                         ========= ========= ========= =========

Shares used in computing pro forma
  basic net loss per share.............    20,910    15,646    17,802    15,500
                                         ========= ========= ========= =========

See accompanying notes to condensed consolidated financial statements.

RAMP NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                               Nine Months Ended
                                                                  September 30,
                                                          ----------------------
                                                              1999        1998
                                                          ----------  ----------
Operating activities:
  Net loss.............................................     ($9,070)   ($10,151)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation.......................................         480         350
    Loss (gain) on disposal of fixed assets............         (15)         25
    Noncash compensation expense.......................         856         135
    Noncash technology acquisition.....................         573         702
    Changes in operating assets and liabilities:
      Accounts receivable..............................      (2,749)       (210)
      Inventory........................................      (1,023)     (1,190)
      Prepaid expenses and other assets................        (535)       (318)
      Accounts payable.................................        (138)        180
      Accrued liabilities..............................       1,160       1,773
                                                          ----------  ----------
        Net cash used in operating activities..........     (10,461)     (8,704)
                                                          ----------  ----------
Investing activities:
  Purchase of property and equipment...................        (549)       (773)
  Proceeds from sale of assets.........................          47        --
  Purchases of investments............................     (27,264)       --
                                                          ----------  ----------
        Net cash used in investing activities..........     (27,766)       (773)
                                                          ----------  ----------
Financing activities:
  Principal payments on capital lease obligations......         (92)        (55)
  Borrowings under long term debt agreements...........       6,305         571
  Repayments of  long term  debt.......................        (610)        (75)
  Net proceeds from issuance of common stock...........      44,811          90
                                                          ----------  ----------
        Net cash provided by  financing
         activities....................................      50,414         531
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents...      12,187      (8,946)
Cash and cash equivalents, beginning of period.........       3,764      15,112
                                                          ----------  ----------
Cash and cash equivalents, end of period...............     $15,951      $6,166
                                                          ==========  ==========

 See accompanying notes to condensed consolidated financial statements.

RAMP NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation

The condensed consolidated financial statements have been prepared by
Ramp Networks, Inc., pursuant to the rules and regulations of the
Securities and Exchange Commission and include the accounts of Ramp
Networks, Inc., and its wholly-owned subsidiary ("Ramp" or collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments,  necessary for a fair presentation of the financial position at September 30, 1999 and the operating results and cash flows for the three months and nine months ended September 30,
1999 and 1998. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates.

The condensed balance sheet at December 31, 1998 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the
Company's Registration Statement on Form S-1 filed on June 22, 1999 with the Securities and Exchange Commission.

The results of operations for the three months and nine months ended
September 30, 1999 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 1999.

Comprehensive Income (Loss)

In June 1997, the Financial Accounting Standards Board issued SFAS No.
130,"Reporting Comprehensive Income," which Ramp adopted beginning on
January 1,1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full  set  of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("Comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the three months and nine months ended September 30, 1999 and
1998, Ramp's comprehensive loss was equal to net loss.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. The Company issued 3,853,000 shares of common stock and converted all of its outstanding preferred stock to common stock on June 22, 1999, the date of the Company's initial public offering. Additionally, in July 1999 the Underwriters of the initial public offering exercised their over-allotment option to purchase 600,000 shares of the Company's common stock. The net loss per share calculations have been appropriately weighted to reflect these activities.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No.
133, "Accounting for Derivative Instruments and hedging Activities,"
which requires companies to record derivative financial instruments on the balance sheet as assets and liabilities, measured at fair value. In accordance with SFAS No. 137, adoption of SFAS No. 133 has been deferred to fiscal quarters of all fiscal years beginning after June 15, 2000.
This statement is not expected to have a material impact on the financial condition or results of operations of the Company.

In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2,
Software Revenue Recognition, With Respect to Certain Transactions." SOP
98-9 amends SOP 97-2, "Software Revenue Recognition," and SOP 98-4,
"Deferral of the Effective Date of a Provision of SOP 97-2, 'Software
Revenue Recognition," by extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. This statement is not expected to have a material impact on the financial condition or results of operations of the
Company.

NOTE 2.     INITIAL PUBLIC OFFERING

The company completed its initial public offering of 3,853,000 shares of common stock in June 1999 raising approximately $38.4 million, net of offering and distribution  costs. Additionally, in July 1999, the
Underwriters exercised their 30 day over-allotment option and purchased
600,000 shares of common stock at the offering price of $11.00 from which the Company received $6.1 million, net of costs. Ramp Networks, Inc. is listed on the Nasdaq National Market under the symbol "RAMP".

NOTE 3.     COMMON STOCK

In May 1999, the Company's shareholders approved the following activities:

1) a three-for-five reverse stock split of the Company's outstanding shares. All share and per share information included in these condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

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

NOTE 4. LEGAL AND SEVERANCE COSTS

For the three months ended September 30, 1999, the Company recorded a charge of $1.2 million for legal and severance costs. The charge includes the settlement of a legal dispute with two prior employees (See "Other
Information - Legal Proceedings"). Additionally, the charge includes the settlement of a patent dispute, and certain other employee severance costs. The combined actions will be primarily paid in the form of common stock and will result in the issuance of 40,982 shares of the Company's common stock during the three months ending December 31, 1999.

NOTE 5.     INVENTORY

Inventory includes the costs of materials, labor, and manufacturing overhead and is stated at the lower of cost (first-in, first-out method)
or market. Inventories consisted of the following (in thousands):

                                            September 30,    December 31,
                                               1999             1998
                                            ------------     ------------
   Raw materials...........................       $775             $221
   Finished goods..........................      2,399            1,930
                                            ------------     ------------
                                                $3,174           $2,151
                                            ============     ============

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
We subsequently licensed this technology to a related party and focused on the small office market for shared Internet access solutions. From early 1995 through May
1996 our operating activities were related primarily to developing, prototyping and testing our first WebRamp product, staffing our administrative, sales and marketing and operations organizations and establishing relationships  with
Value Added Resellers (VAR's), Internet Service Providers (ISP's) and
mail order catalogs for the distribution of our products. In June 1996, we commenced shipments of our first ISDN-based WebRamp product. Since
February 1997, we have introduced new products on a regular basis.

Our revenue is derived primarily from the sale of our WebRamp family of products. We market and sell our products via a two-tier distribution system primarily to distributors, such as Ingram Micro and Tech Data (in North
America), who then resell our products to VAR's, selected retail outlets, mail order catalogs and ISP's. These VAR's then sell our products to end-
users. In 1998, sales to Ingram Micro accounted for 26% of our revenue and sales to Tech Data accounted for 24% of our revenue. For the nine months ended September 30, 1999 sales to Ingram Micro accounted for 30%
of our revenue and sales to Tech Data accounted for 20% of our revenue.
The level of sales to any customer may vary from quarter to quarter.
However, we expect that sales to Ingram Micro and Tech Data will continue to represent a significant portion of our revenue. Additionally, we also sell our products to Original Equipment Manufacturers (OEM).

Geographically, the Company's revenue percentage has been concentrated approximately as follows:

                                                     Nine months ended
                                            September 30,    September 30
                                               1999             1998
                                            ------------     ------------
   North America...........................         78%              78%
   Europe.........................                   9%               9%
   Pacific Rim..........................            13%              13%
                                            ------------     ------------
   Total..........................                 100%             100%
                                            ============     ============

The Company's international sales currently are U.S. dollar-denominated.
As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency. Doing so will expose us to losses due to fluctuations in exchange rates between the U.S. dollar and the particular local currency. We may choose to limit any currency exposure through the purchase of forward foreign exchange contracts or other hedging strategies, but such strategies may not be successful in avoiding exchange-related losses. See "Risk Factors . If We Are Not
Successful in Expanding Our Business in International Markets, Our Growth
Will Suffer".   Because we currently denominate sales in U.S. dollars, we
do not anticipate that the adoption of the Euro as a functional legal currency of certain European countries will materially affect our business.

Revenue is recognized upon transfer of title and risks of ownership, which generally occurs upon product shipment. Certain agreements with distributors and retailers provide for rights of return, co-op advertising, price protection and stock rotation rights. We provide an allowance for returns and price adjustments and provide a warranty reserve at the point of revenue recognition
Reserves are adjusted periodically based upon historical experience and anticipated future returns, price adjustments and warranty costs.

We generally expect to experience price pressure due to the impact of competition, although, the Company's average selling price has increased as we have introduced products at higher prices,
reflecting added technology and features in the ISDN , DSL and fax over the Internet product categories. In addition, OEM unit
pricing is generally lower than distribution pricing. Pricing in the OEM market depends on the specific features and functional content of the products sold, the degree of integration with the
OEM's products, purchase volumes and the level of sales and
service support.

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

Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers and prototyping expenses related to the design, development and testing of our products. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and support functions, as well as costs associated with promotional and other sales activities. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and human resources personnel, professional fees, and other corporate expenses. We expect expenses relating to research and development, sales and marketing, general and administrative and operations to increase in absolute dollars. However, the percentage of revenue that each of these categories represents will vary depending on the rate of our revenue growth and investments that may be required to support the development of new products and our penetration of new markets.

Since our inception, we have incurred significant losses and, as of September 30,
1999, we had an accumulated deficit of $43.0 million. These losses have resulted primarily from our activities to develop our products, establish brand recognition and to develop our distribution channels.

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

                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                         ------------------- -------------------
                                            1999      1998      1999      1998
                                         --------- --------- --------- ---------

Revenue................................       100%      100%      100%      100%
Cost of revenue........................        59%       69%       62%       73%
                                         --------- --------- --------- ---------
Gross margin...........................        41%       31%       38%       27%
                                         --------- --------- --------- ---------

Operating expenses:
  Research and development.............        25%       55%       27%       73%
  Sales and marketing..................        52%       96%       51%       94%
  General and administrative...........        16%       14%       15%       15%
  Legal and severance costs............        23%        0%        9%        0%
  Amortization of deferred
     compensation......................         3%        0%        5%        0%
                                         --------- --------- --------- ---------
Total operating expenses...............       119%      165%      106%      182%
                                         --------- --------- --------- ---------
Loss from operations...................       -78%     -134%      -68%     -155%
Other income ..........................         6%        5%        1%        7%
                                         --------- --------- --------- ---------
Net loss ..............................       -72%     -129%      -68%     -148%
                                         ========= ========= ========= =========

Three Months Ended September 30, 1999 and 1998

Revenue.   Revenue increased 110% to $5.0 million in the three months ended September 30, 1999 from $2.4 million in the three months ended
September 30, 1998. The increase was primarily due to increased sales of the Company's WebRamp 200 and 300 series of analog products as well as sales of the new ISDN WebRamp 410i product and the WebRamp 700 series for security. Revenue growth was reported in all geographic regions, with particular strength in North America.

Gross margin.   The company's total gross margin increased from $0.7
million, or 31% of revenue, for the three months ended September 30, 1998 to $2.1 million, or 41% of revenue, for the three months ended September
30, 1999. The increase in gross margin resulted primarily from higher unit volumes, reductions in component costs and a shift in product mix to new products with higher gross margins.

Research and development expenses.   Research and development expenses
decreased from $1.3 million, or 55% of revenue, for the three months ended September 30, 1998 to $1.2 million, or 25% of revenue, for the three months ended September 30, 1999. The decrease reflected the completion of certain key research projects in 1998. The Company expects research and development expenditures to increase in the future as we continue to invest in new technologies including DSL and voice-over-
internet architectures.

Sales and marketing expenses.   Sales and marketing expenses increased
from $2.3 million, or 96% of revenue, for the three months ended
September 30, 1998 to $2.6 million, or 52% of revenue, for the three months ended September 30, 1999. Sales and marketing expenses for the three months ended September 30, 1999 reflect increased marketing activity in the U.S. as well as increased costs associated with the
Company's increased presence in Europe. The Company intends to continue to pursue selling and marketing activities aggressively and, therefore, expects these costs to increase in absolute dollars in the future.

General and administrative expenses.   General and administrative
expenses increased   from $0.3 million, or 14% of revenue, for the three
months ended September 30, 1998 to $0.8 million, or 16% of revenue, for the three months ended September 30, 1999. General and administrative expenses increased primarily due to the addition of certain finance and administrative personnel, including a Chief Financial Officer.
Additionally, the Company incurred costs for recruiting, reflecting its active hiring program.

Legal and severance costs. For the three months ended September 30, 1999 the Company recorded a charge of $1.2 million for legal and severance costs. The charge includes the settlement of a legal dispute with two prior employees (See "Other Information . Legal Proceedings") as well as the settlement of a patent dispute and severance costs for a former employee. The combined actions will be primarily paid in the form of common stock and will result in the issuance of 40,982 shares of the
Company's common stock during the three months ended December 31, 1999.

Amortization of deferred compensation.   Amortization of deferred
compensation was $0.1 million for the three months ended September 30,
1999. This amortization is associated with recorded deferred compensation of $2.5 million related to stock options  granted in the year ended
December 31, 1998 and during the three months ended March 31, 1999 at less than their deemed fair market value . The Company amortizes the deferred compensation over the vesting periods of the applicable options.
There was no amortization of deferred compensation in the three months ended September 30, 1998.

Nine months Ended September 30, 1999 and 1998

Revenue.   Revenue increased 95% to $13.4 million in the nine months
ended September 30, 1999 from $6.9 million in the nine months ended
September 30, 1998.  The increase was primarily due to increased sales of the Company's WebRamp 200 and 300 series of analog products as well as sales of the new ISDN WebRamp 410i product and the WebRamp 700 series for security. Revenue growth was reported in all geographic regions, with particular strength in North America.

Gross margin.   The Company's total gross margin increased from $1.9
million, or 27% of revenue, for the nine months ended September 30, 1998 to $5.1 million, or 38.0% of revenue, for the nine months ended September
30, 1999. The increase in gross margin resulted primarily from higher unit volumes, reductions in component costs and a shift in product mix to new products with higher gross margins.

Research and development expenses.   Research and development  expenses
decreased from $5.0 million, or 73% of revenue, for the nine months ended
September 30, 1998 to $3.6 million, or 27% of revenue, for the nine months  ended  September 30,  1999. The decrease is primarily due to
$969,000 in charges recorded in the nine months ended September 30, 1998 related to the acquisition of certain technology for sending faxes over the Internet which had not yet achieved technological feasibility.
Excluding this charge, research and development expenses were slightly lower in the nine months ended September 30, 1999 due to the completion of certain key research projects in 1998. The Company expects research and development expenditures to increase in the future as we continue to invest in new technologies including DSL and voice-over-internet architectures.

Sales and marketing expenses.   Sales and marketing expenses increased
from $6.5 million, or 94% of revenue, for the nine months ended September
30, 1998 to $6.9 million, or 51% of revenue, for the nine months ended
September 30, 1999. Sales and marketing expenses for the nine months ended September 30, 1999 reflect increased marketing activity in the U.S.
as well as increased costs associated with the Company's increased presence in Europe. The Company intends to continue to pursue selling and marketing activities aggressively and, therefore, expects these costs to increase in absolute dollars in the future.

General  and  administrative expenses.  General  and  administrative expenses increased  from $1.0 million, or 15% of revenue, for the nine months ended September 30, 1998 to $2.0 million, or 15% of revenue, for the nine months ended September 30, 1999. General and administrative expenses increased primarily due to the addition of certain finance and administrative personnel, including a Chief Financial Officer.
Additionally, the Company incurred costs for recruiting reflecting its active hiring program.

Legal and severance costs. For the nine months ended September 30, 1999 the Company recorded a charge of $1.2 million for legal and severance costs. The charge includes the settlement of a legal dispute with two former employees (See "Other Information . Legal Proceedings") as well as the settlement of a patent dispute, and, severance costs for a former employee. The combined actions will be primarily paid in the form of common stock and will result in the issuance of 40,982 shares of the
Company's common stock during the three months ended December 31, 1999.

Amortization of deferred compensation.   Amortization of deferred
compensation was $0.7 million for the nine months ended September 30,
1999. This amortization is associated with recorded deferred compensation of $2.5 million related to stock options  granted in the year ended
December 31, 1998 and during the three months ended March 31, 1999 at less than their deemed fair market value. The Company amortizes the deferred compensation over the vesting periods of the applicable options.
There was no amortization of deferred compensation in the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of September 30, 1999 consisted of
$43.2 million in cash equivalents and marketable securities, a $1.0 million fixed asset lease line, a working capital credit facility with a borrowing limit of up to the lower of $5.0 million or 100% of eligible accounts receivable and 50% of inventory and a $3.0 million bridge loan facility. As of September 30, 1999, we had utilized $1.0 million under the fixed asset lease line. Borrowings under the fixed asset lease line bear interest at 7%, are payable ratably over a 36 month term, are subject to a 15% termination payment and are secured by the fixed assets that are leased under the line. As of September 30, 1999, we had borrowed
$3.0 million under the working capital credit facility. Borrowings under this facility bear interest at 8.4%, are payable ratably over a 36 month term, are subject to a termination payment of 12.5% and are secured by our receivables and inventory. Also as of September 30, 1999, we had borrowed $3.0 million under our bridge loan facility. Borrowings under this facility bear interest at 14.6% and are payable ratably over a 36 month term. Certain of these debt agreements contain provisions that limit the payment of cash dividends.

Since inception, we have financed our operations primarily through the sale of redeemable convertible preferred stock, for aggregate proceeds of approximately $35.9 million, capital equipment lease lines and working capital lines of credit. Additionally, on June 22, 1999, the Company raised $38.4 million, in its initial public offering of common stock and an additional $6.1 million in July 1999.

Net cash used in operating activities was $10.5 million and $8.7 million in the nine months ended September 30, 1999 and 1998, respectively. The cash utilized in both periods was attributable primarily to net losses and working capital required to fund the Company's growth in operations, including inventory and accounts receivable.

Cash used in investing activities was $27.7 million and $0.8 million in the nine months ended September 30, 1999 and 1998, respectively, consisting primarily of purchases of marketable securities as well as property and equipment. The Company has planned capital commitments of up to approximately $1.0 million for fiscal 1999.

Net cash provided by financing activities was $50.4 million and $0.5 million in the nine months ended September 30, 1999 and 1998, respectively. The primary sources of cash generation from financing activities were proceeds of $44.5 million from the Company's initial public offering of common stock and $6.3 million in borrowings under debt agreements.

The Company believes that its current cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
Accordingly, we have organized a program team responsible for monitoring the assessment and remediation status of our year 2000 projects and reporting such status to our board of directors. This project team is currently assessing the potential effect and costs of remediating the year 2000 problem for our internal systems. To date, we have not obtained verification or validation of our processes from any independent third parties to assess and correct any of our year 2000 problems or the costs associated with these activities.

Internal infrastructure. We have identified approximately 120 personal computers and servers, 10 software applications, and our enterprise resource planning system and related equipment used in connection with our internal operations that we believe  will need to be evaluated to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We have substantially completed such evaluation and have commenced the process of modifying, upgrading and replacing major systems that have been assessed as adversely affected, and expect to complete this process before the occurrence of any material disruption of our business.

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

Products. We have tested and intend to continue to test all of our products for year 2000 problems. To date, we have been able to correct any problems with our products relating to the year 2000 problem prior to releasing them to our customers. We currently do not expect any significant year 2000 problems to arise with our products. However, we have represented to our resellers and OEMs that our products are year
2000 compliant, and if that turns out to be untrue these parties may make claims against us which may result in litigation or contract terminations.

We estimate the total cost to us of completing any required
modifications, upgrades or replacements of our internal systems will not exceed $100,000, almost all of which we believe will be incurred during calendar 1999. Based on the activities described above, we do not believe that the year 2000 problem will have a material adverse effect on our business or operating results. In addition, we have not deferred any material information technology projects as a result of our year 2000 problem activities.

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

Most likely consequences of year 2000 problems. We expect to identify and resolve all year 2000 problems that could adversely affect our business operations. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are too numerous. In addition, it is difficult to predict how many year 2000 problem-related failures will occur or the severity, duration or financial consequences of these failures. As a result, we believe that the following consequences are possible:

. a significant number of operational inconveniences and inefficiencies for us, our contract manufacturers and our customers that will divert management's time and attention and financial and human resources from ordinary business activities;

. business disputes and claims for pricing adjustments or penalties due to year 2000 problems by our customers, resellers and OEMs; and

. a number of business disputes alleging that we failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

Contingency plans. We are currently developing contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. We expect to complete our contingency plans by the end of November 1999. Depending on the systems affected, these plans could include:

. accelerated replacement of affected equipment or software;

. short to medium-term use of backup equipment and software;

. increased work hours for our personnel; and

. use of contract personnel to correct, on an accelerated schedule, any year 2000 problems that arise or to provide manual workarounds for information systems.

Our implementation of any of these contingency plans could adversely affect our business.

Disclaimer. The discussion of our efforts and expectations relating to year 2000 compliance contains forward-looking statements. Our ability to achieve year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected by, among other things, availability and cost of programming and testing resources, third party suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our interest income is sensitive to changes in the general level of U.S.
interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure and no quantitative tabular disclosures are required.

RISK FACTORS

We Have a Limited Operating History and Consequently Our Future Prospects

are Difficult to Evaluate

We were incorporated in February 1994 and began shipping our products commercially in April 1996. We have only been shipping products in volume since the second quarter of 1997. Because of our limited operating history and the uncertain nature of the rapidly changing markets which we serve, we believe the prediction of future results of operations is difficult or impossible. Furthermore, our prospects must be evaluated in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of their development. We may not be successful in addressing these risks and our business strategy may not be successful.

We Have a History of Losses, We Expect Future Losses and We Cannot Assure

You That We Will Achieve or Maintain Profitability

We have incurred losses since we commenced operations in February 1994.
We incurred net losses of $6.3 million in 1996, $11.5 million in 1997,
$13.4 million in 1998 and $9.1 million for the nine months ended
September 30, 1999. As of September 30, 1999, we had an accumulated deficit of $43.0 million. We have not achieved profitability and although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. We may not generate a sufficient level of revenue to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenue. If revenue grows slower than we anticipate, if gross margins do not improve or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis.

We Expect to Continue to Experience Negative Cash Flow From Operations

and May Be Unable to Meet Our Future Capital Requirements Through the

Issuance of Additional Securities

Since inception, we have experienced negative cash flow from operations and we expect to continue to experience negative cash flow from operations for the foreseeable future. Therefore, we have relied primarily on issuances of equity securities to fund our operations to date. Although we currently anticipate that our existing cash balances and available lines will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months, we may need to raise additional funds prior to the expiration of such period. In particular, we may need to raise additional funds if our estimates of revenue, working capital and/or capital expenditure requirements change or prove inaccurate, or in order for us to respond to unforseen technological or marketing hurdles or to take advantage of unanticipated opportunities. We cannot be certain that additional financing, through the issuance of equity securities or otherwise, will be available to us on favorable terms when required, or at all. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, develop new products or otherwise respond to competitive pressures which could adversely affect our ability to achieve and sustain positive cash flow and profitability in the future.

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

The amount and timing of our operating expenses generally will vary from quarter to quarter depending on the level of actual and anticipated business activities. Research and development expenses will vary as we develop new products. General and administrative expense fluctuations in past periods have been due primarily to the level of sales and marketing expenses associated with new product introductions. In the past, we have experienced fluctuations in operating results. We have experienced sharply increased revenue in periods that involved new product introductions and significant sales to OEMs, with equally sharp decreases in revenue in subsequent periods as distributors and OEMs complete their inventory build-up process. Revenue increased from $1.5 million in the third quarter of 1997 to $2.9 million in the fourth quarter of 1997 and decreased to $1.9 million in the second quarter of 1998. This fluctuation in revenue was primarily due to fluctuations in sales to Compaq, which peaked at 45% of revenue in the fourth quarter of 1997 and declined to 2%
of revenue in the second quarter of 1998. Research and development expense was $2.2 million in the first quarter of 1998 primarily due to
$969,000 in costs related to the acquisition of technology for sending faxes over the Internet. Furthermore, we have a limited backlog of orders, and revenue for any future quarter is difficult to predict.
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

If We Are Unable to Lower the Cost of Our Products, Purchasers May Buy

From Our Competitors and Our Financial Results Would Suffer

Certain of our competitors currently offer Internet access products at prices lower than ours. Market acceptance of our products will depend in part on reductions in the unit cost of our products. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or lead to improved gross margins. Many of our competitors are larger and manufacture products in significantly greater quantities than we intend to for the foreseeable future. Consequently, these competitors have more leverage in obtaining favorable pricing from suppliers and manufacturers.
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

We Depend on Contract Manufacturers for Substantially All of Our

Manufacturing Requirements and We May Be Unable to Successfully Expand

Our Manufacturing Operations as We Grow

We have developed a highly outsourced contract manufacturing capability for the production of our products. Therefore, we rely on third party contract manufacturers to procure components, assemble, test and package our products. Our primary turnkey manufacturing partners are Micron
Custom Manufacturing Services, Inc., Discopy Labs Corporation and SMT
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

The Market in Which We Sell Our Products is Intensely Competitive and Our

Business Would Be Adversely Affected If We Lose Market Share or Otherwise

Fail to Successfully Compete in This Market

We compete in a new, rapidly evolving and highly competitive market. We expect competition to persist and intensify in the future. Our current and potential competitors offer a variety of competitive products, including shared Internet access devices such as the products offered by
3Com, thin servers, and high-end networking equipment such as routers and switches offered by companies such as Lucent, Cisco, Intel and Netopia.

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

We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In the future, we may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards.

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

Our Business

We have rapidly and significantly expanded our operations in recent periods and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, significant strain on our engineering, managerial, administrative, operational, financial and marketing resources, and increased demands on our systems and controls. To exploit the market for our products, we must develop new and enhanced products while managing anticipated growth in sales by implementing effective planning and operating processes. To manage the anticipated growth of our operations, we will need to:

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

If Internet Usage Declines or the Internet Infrastructure Is Not

Adequately Maintained and Expanded, Demand for Our Products May Decline

The Internet has recently begun to develop and is rapidly evolving. As a result, the commercial market for products designed to enable high-speed access to the Internet has only recently begun to develop. Our success will depend in large part on increased use of the Internet and other networks based on Internet protocol by corporate telecommuters and small offices. Critical issues concerning the commercial use of the Internet remain unresolved and are likely to affect the development of the market for our products. These issues include security, reliability, cost, ease of access, government regulation and quality of service. The adoption of the Internet for commerce and communications, particularly by enterprises that have historically relied upon alternative means of commerce and communications, generally requires the acceptance of a new method of conducting business and exchanging information. The recent growth in the use of the Internet has caused frequent periods of performance degradation that have prompted efforts to upgrade the Internet infrastructure. Any perceived degradation in the performance of the
Internet as a whole could undermine the benefits of our products.
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

We Face a Number of Unknown Risks Associated With Trying to Become Year

2000 Compliant

Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "year 2000 problem." We have just begun to identify measures to address the issues arising from the year 2000 problem and therefore the risks associated with being year
2000 compliant are unknown. See "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Year 2000 Readiness
Disclosure."

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

Future Issuances of Additional Securities May Adversely Affect Our

Stockholders

In the future, we may be required to raise additional funds through the issuance of equity, equity-related or debt securities to take advantage of market opportunities, develop new products, pursue acquisition opportunities or otherwise respond to competitive pressures. The issuance of additional securities may be dilutive to our existing stockholders.
Furthermore, securities we may issue in the future could have rights, preferences or privileges senior to those of our existing stockholders.

Stock market volatility

The stock market in general has experienced volatility that often has been unrelated to the operating performance of particular companies.
These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance. As a result, Ramp's stock price may be extremely volatile.

PART II.        OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See "Risk factors-- We May Be Subject to Intellectual Property
Infringement Claims That are Costly to Defend and Could Limit our Ability
to Use Certain Technologies in the Future".

On October 13th, 1999, the Company and certain former employees of the
Company appeared in the United States District Court Northern District of
California in San Jose and agreed to a settlement of claims made by the former employees in exchange for cash and  shares of common stock of the
Company. The dispute between the parties was associated with the prior acquisition by the Company of certain technologies and assets in June
1998. The estimated cost associated with this settlement has been included in the Legal and severance cost charge included in the Statement of Operations for the three months and nine months ended September 30,
1999. The charge has been included in accrued liabilities at September
30, 1999.  The shares of common stock are expected to be issued during the three months ending December 31, 1999.

Additionally, from time to time the Company is involved in certain other legal proceedings in the ordinary course of business. None of such proceedings are expected to have a material adverse impact on the
Company's business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with its initial public offering in 1999, the Company filed a Registration Statement on Form S-1, SEC File No. 333-76463(the
"Registration Statement"), which was declared effective by the Commission on June 22, 1999. Pursuant to the Registration Statement, the Company
registered 4,000,000 shares of its Common Stock, $0.001 par value per share, of which 3,853,000 shares were for its own account and 147,000 were for the accounts of certain selling stockholders. The initial public offering resulted in gross proceeds of $44 million, $3,080,000 of which was applied toward the underwriting discount and commissions. Other expenses related to the offering are estimated to have been $985,000 paid or are payable to unaffiliated parties. The net proceeds to the Company from the sale were $38.4 million based on an initial public offering price of $11.00 per share and after deducting the underwriting discounts and commissions and estimated offering costs. The managing underwriters were BancBoston Robertson Stephens, Dain Rauscher Wessels and Hambrecht &
Quist. Additionally, in July 1999, the Underwriters exercised their over-
allotment options and purchased 600,000 shares of common stock at the issuance price of $11.00 per share. The Company received $6.1 million net of commissions and costs.

From June 22, 1999 to September 30, 1999, the Company used such net offering proceeds, in direct or indirect payments associated with such items as operating activities, purchases of property and equipment, principle payments on lease obligations and repayments of debt. The use of the proceeds on such activities does not represent a material change in the use of the proceeds described in the prospectus of the
Registration Statement. We currently expect to use the remaining net proceeds primarily for working capital and general corporate purposes, including increased sales and marketing expenditures, increased research and development expenditures and capital expenditures made in the ordinary course of business. In addition, we may use a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses. However, we have no present commitments or agreements with respect to any such acquisitions. Pending such uses, we will invest the net proceeds in short-term, investment grade, interest-bearing securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

Item 6:  Exhibits and Reports on Form 8-K

     (a)     Exhibits

       Exhibit 27.1 - Financial Data Schedule

     (b)     Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 1999.

                                RAMP NETWORKS, INC.

                                   SIGNATURES

     Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMP NETWORKS, INC.

(Registrant)

Dated: November 12, 1999

By:

/s/ Terry Gibson

Terry Gibson

Vice President of Finance,
Chief Financial Officer and Secretary

(Principal Financial and Chief Accounting Officer)