Form 10-K
period 1999-12-31
RAMP NETWORKS INC
filed 2000-03-30
CIK 1084145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-22369

RAMP NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0366874
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3100 De La Cruz Boulevard
Santa Clara, CA 95054
(Address of principal executive offices, including zip code)

(408) 988-5353
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [  ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $268,311,000 as of February 29, 2000, based upon the closing price of $18.375 on the Nasdaq National Market reported on such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded in that in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 29, 2000 there were 21,206,190 shares of the Registrant's Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant's definitive Proxy Statement for its Annual Stockholders Meeting to be held on May 26, 2000 is incorporated by reference in Part III of this Form 10-K.

Ramp Networks, Inc.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS

PART I

Item 1. Description of Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Index to Exhibits.

SIGNATURES

PART I

Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue," or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as any cautionary language in this Form 10- K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward- looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

      Ramp Networks is a leading provider of shared Internet access solutions for the small office market. Our WebRamp product family allows multiple users in a small office to share the same Internet connection simultaneously while optimizing each user's access speed. Our WebRamp product family is a flexible and scalable platform that provides software-based routing and bridging functionality to deliver Internet-enabled applications and services. Our products support existing analog phone lines, as well as integrated services digital networks and emerging access technologies such as digital subscriber line and cable modems. Our Connection Optimized Link Technology enables multiple users to access the Internet simultaneously through regular phone lines and analog modems at up to three times the access speed of a single analog connection.

      Participation in the emerging global Internet-based economy and realization of the benefits and efficiencies facilitated by new Internet-enabled business applications are becoming increasingly important for the small office market. The small office market includes small businesses, remote and branch offices of large corporations and home offices. Access Media International estimates that in 1998 there were approximately 85 million small businesses worldwide with fewer than 100 employees, including approximately 7.2 million small businesses in the United States alone. In addition, Access Media International estimates that the number of small businesses using shared Internet access will grow from approximately 400,000 in 1998 to approximately 1.3 million by the year 2000.

(3)

     Further, we believe that emerging broadband access technologies such as digital subscriber line and cable modems will enable a variety of new data intensive, multimedia and graphical applications that increase the value of shared Internet access for these small offices. To more fully participate in the evolving uses of the Internet, the small office market requires easy-to-use, affordable and scalable products that enable shared Internet access by multiple users and provide a platform to deliver Internet-enabled applications and services.

      Our objective is to be the leading provider of shared Internet access solutions to the small office market. The following are key elements of our business strategy:

  continue our small office market focus;
  support existing and emerging access technologies;
  leverage our platform to deliver new Internet applications and services;
  build our network of value added resellers;
  expand our distribution channels; and
  leverage our WebRamp brand name.

      We market and sell a significant amount of our products to major distributors, primarily in the United States that is then sold by these distributors to a network of small to medium sized resellers, including value added resellers, selected retail outlets and mail order catalogs. As of December 31, 1999, we had relationships with over 7,000 resellers in North America alone. Our distribution channels include our product marketed and sold in North American, European and Asian regions.

Industry Background

Importance of Internet Access to Small Offices

      The Internet has experienced rapid growth in recent years as evidenced by the volume of Internet traffic and the numbers of Internet users, Web sites and Internet-based applications. This rapid growth is expected to continue as businesses increasingly use the Internet to access and share information and to interact with a large number of geographically dispersed consumers and business partners. Furthermore, an Internet-based economy is emerging as businesses continue to use the Internet to sell products and services, implement electronic commerce initiatives and utilize new generations of Internet-enabled business applications.

(4)

      Participation in this emerging Internet-based economy and realization of the benefits and efficiencies facilitated by new Internet-enabled business applications are becoming increasingly important for the small office market. The small office market includes small businesses, remote and branch offices of large corporations and home offices. The Internet allows small businesses to communicate more effectively with their suppliers and customers and to access and share critical business information both internally and with their business partners. Remote and branch offices of larger corporations that are linked to each other, and to their main offices, via the Internet are also realizing improved communications and more efficient business interactions. The Internet also presents an opportunity for many small businesses to sell their products and deliver their services directly to customers without using traditional wholesale and retail channels. In addition, Internet-enabled business applications allow small offices to perform a variety of business functions online, such as purchasing, inventory management, marketing, recruiting and customer service. Overall, the Internet and the business applications enabled by the Internet present tremendous opportunities for small offices to improve business communications, collaborate with partners and suppliers, perform important business processes online and realize cost and operational efficiencies that will position them to compete more effectively with organizations that have greater resources and market presence.

Internet Access Technologies Facilitate New Applications

      Analog dial-up modems currently represent the most widely utilized method of accessing the Internet. While many markets worldwide will continue to depend on analog Internet access technologies, new high-speed and high-bandwidth Internet access technologies such as DSL and cable modems have emerged in recent years. According to TeleChoice, DSL connections, which utilize the same copper wire infrastructure that provides telephone service to most residential and business locations, are projected to grow from approximately 250,000 in 1999 to more than 2.3 million in 2002. Likewise, cable modem service providers and equipment manufacturers have experienced significant growth in the number of subscribers and deployments over the past several years.

      Because these emerging access technologies offer greater bandwidth and provide much higher access speeds, they enable a variety of new data intensive, multimedia and graphical applications, as well as new integrated voice and high-speed data connectivity services. As DSL and cable modem access technologies become more affordable and widely available, they will present increasingly attractive alternatives for satisfying the Internet access requirements of small offices. Small offices will experience an even greater need to access the Internet via these emerging technologies to take advantage of business applications that larger competitors already access through expensive, dedicated high-speed lines. Furthermore, the higher cost of DSL and cable modem access technologies relative to analog technologies will increase the need of small offices for shared Internet access solutions that enable total implementation costs to be allocated across a greater number of users.

(5)

Today's Small Office Internet Access Environment

      Access Media International estimates that in 1998 there were approximately 85 million small businesses worldwide with fewer than 100 employees that could afford and benefit from information technology solutions, including approximately 7.2 million small businesses in the United States alone. International Data Corporation estimates that the percentage of small businesses with access to the Internet increased from approximately 26% in 1997 to approximately 50% in 1998 and is projected to increase to approximately 65% by 2001. Despite the large size of the small office market and increasing demand for viable Internet access solutions, most networking and personal computing vendors have tailored their product offerings and Internet access solutions for either the large corporate market or the consumer market. As a result, there are limited shared Internet access solutions designed to accommodate the specific needs of the small office market. Small office Internet access requirements include the following:

  Shared Access. Many small offices have addressed the Internet access problem by installing a single dedicated computer that is connected to the Internet via a modem, an analog phone line and a single Internet service account shared by all users in the office. This approach is inefficient in that it requires users to wait in line until the Internet terminal becomes available. In addition, productivity is often reduced since many users fail to utilize the Internet because it is not conveniently accessible from their individual workplaces. As an alternative, some small offices have added additional modems, analog phone lines and Internet service accounts for each employee requiring Internet access. However, maintaining separate Internet connections for each user is costly and difficult to manage. Moreover, neither of these solutions enable shared Internet access among multiple users, which is critical to achieving cost efficiencies and benefiting from the information sharing, communications and operational advantages offered by the Internet and Internet-enabled business applications.

  Ease of Installation, Use and Maintenance. Most small offices lack in-house information technology personnel as well as sufficient resources to hire outside system integration consultants to implement and maintain complex Internet access solutions. Therefore, small offices require Internet access solutions that are easy to install, use, maintain and upgrade.

  Affordability. Small offices are often subject to tight budgetary constraints. Therefore, the server-based and router-based local area networking solutions that have been widely adopted by larger organizations to accommodate shared access often are prohibitively expensive for small offices.

  (6)

  Scalability and Compatibility. Small offices need Internet access solutions that accommodate their current requirements and can be scaled to accommodate additional users as their businesses grow. In addition, small offices seek solutions that meet these needs without having to replace existing systems, invest significant capital in upgrades or employ in-house information technology personnel. Further, most small offices have already made significant investments in computer hardware, modems and software, and in many cases utilize widely available analog access technologies. As a result, small offices require Internet access solutions that are compatible with existing hardware and software and flexible enough to support analog access technologies, as well as ISDN and emerging high-speed access technologies such as DSL and cable modems.

  Platform for New Applications and Services. Small offices also seek Internet access solutions that serve as a platform for the deployment of new applications and services enabled by the Internet and the emergence of high-speed access technologies.

The Small Office Market Opportunity for Shared Internet Access Solutions

      Access Media International estimates that the number of small businesses in the United States using shared Internet access will grow from 400,000 in 1998 to 1.3 million by the year 2000, representing a three year annual compound growth rate of 80%. However, affordable shared Internet access products currently offered by networking equipment and software vendors typically lack the flexibility and features required by most small offices. As a result, a significant portion of the small office market has been unable to realize the business benefits of the Internet and fully participate in the emerging Internet-based economy. As the Internet grows, electronic commerce initiatives are adopted and new applications facilitated by emerging high-speed access technologies are introduced, the inability of small offices to effectively access the Internet will become an increasingly significant competitive disadvantage. To more fully participate in the evolving uses of the Internet, the small office market requires easy-to-use, affordable and scalable products that enable shared Internet access by multiple users and support a full range of existing and emerging Internet-enabled applications and services.

The WebRamp Solution

      Our WebRamp solution is a software-based, multi-user platform that provides an easy-to-use, reliable and affordable shared Internet access solution for the small office market. Our solution allows multiple users in a small office to share the same Internet connection simultaneously while optimizing each user's access speed. Further, our solution is designed to overcome the limitations of existing Internet access solutions by offering a flexible and scalable platform for software-based routing and bridging functionality to deliver Internet- enabled applications and services. The WebRamp product family supports existing analog phone lines, ISDN and emerging high-speed access technologies such as DSL and cable modems. In addition, our Connection Optimized Link Technology extends the benefits of analog technology by enabling multiple users to access the Internet simultaneously through regular phone lines and analog modems at up to three times the access speed of a single analog connection. The WebRamp product family offers small offices the following key benefits:

(7)

  Efficient Shared Internet Access. The WebRamp product family enables the entire office to share information, use e-mail and access the Internet independent of the access technology utilized. Multiple users in an office can share a single Internet connection and ISP account. In addition, users are able to connect simultaneously to a remote office LAN and the Internet.

  Ease of Installation and Use. The WebRamp product family delivers a plug-and- play shared Internet access solution. To facilitate easy installation, the WebRamp package contains a QuickStart poster with step-by-step installation instructions and easy-to-follow diagrams and illustrations for a variety of network environments. Using our EasyStart software, users can determine whether their Windows computers are appropriately configured to connect to the WebRamp product. Our Express Internet software provides a single screen configuration to connect the entire office to the Internet. Our WebRamp products work within most existing environments and operating systems, such as Windows, Macintosh or UNIX, and are compatible with most network architectures and all major Internet access technologies.

  High-Speed Access. The WebRamp product family supports all major Internet access technologies used by small offices, including analog, ISDN, DSL and cable modems. Our routing software allows multiple users to connect simultaneously to the Internet and allocates bandwidth among active users to optimize each user's access speed. In addition, our Connection Optimized Link Technology aggregates the bandwidth of multiple analog or ISDN lines to create access speeds that are up to three times the access speed of a single analog or ISDN connection.

  Low Cost of Ownership. The WebRamp product family is designed to minimize installation, maintenance and Internet access expenditures by enabling users in small offices to share a single Internet connection and ISP account. In addition, the ease of installation and use of the WebRamp product family enables small offices to avoid hiring in-house information technology personnel that would be otherwise required to implement and maintain an effective Internet access solution.

  Scalability and Compatibility. The WebRamp product family is designed to accommodate additional users easily and to be compatible with most widely-used computers, software, modems and terminal adapters. This broad compatibility enables most small offices to leverage prior technology investments by utilizing WebRamp products with hardware and software that has already been installed.

  Platform for New Applications and Services. We have designed the WebRamp product family to facilitate effective delivery of value-added, Internet-enabled applications and services such as fax and voice over Internet, virtual private networking, remote dial-in and advanced security features. Our WebRamp architecture allows software-based applications to be easily downloaded and implemented and also provides us a platform to deliver new Internet-enabled applications and services to our customers.

(8)

Strategy

      Our objective is to be the leading provider of shared Internet access solutions to the small office market. The following are key elements of our business strategy:

  Continue Our Small Office Market Focus. Our fundamental strategy is to provide affordable and flexible shared Internet access solutions that enable the small office to participate in the emerging Internet-based economy and benefit from existing and emerging technologies and Internet-enabled business applications and services. We believe that in order to remain competitive, small offices will increasingly need to access the Internet. We also believe that the Internet access solutions currently offered by most personal computing and networking vendors continue to be relatively expensive, technically complex and generally unable to satisfy the unique requirements of the small office market. Therefore, we believe the opportunity in the small office market is significant and we intend to continue to focus our product development efforts, distribution strategies and support services to satisfy the specific requirements of that market.

  Support Existing and Emerging Access Technologies. Our products are designed to support all major Internet access technologies used by small offices, including analog, ISDN, DSL and cable modems. We believe our strategy of developing products that are access technology independent will enable our installed and future customer base to benefit from the deployment of emerging broadband technologies. Further, we believe emerging broadband technologies will increase the demand in small offices for shared Internet access solutions. Therefore, we intend to support the commercialization of new broadband technologies in the design of our product offerings and by pursuing partnering relationships with broadband technology providers while continuing to penetrate the existing market for our analog-based products.

  Leverage Our Platform to Deliver New Internet Applications and Services. Our products are based on a common technology platform designed to enable the delivery of new Internet-enabled applications and services to the small office market. As emerging broadband access technologies such as DSL and cable modems become more affordable and readily available, the small office market will be able to utilize new data intensive, multimedia and graphical applications supported by these access technologies. Therefore, we intend to continue to develop the architecture of our WebRamp products to serve as a platform to deliver new Internet-enabled applications and services to the small office market. We are also further enhancing the ease-of-use of our products through emerging technologies such as Java/Jini, and we are adding new features to our products using encryption and virtual private networking technologies. In addition, we are developing new Internet applications and services that address the trend toward voice and data integration.

(9)

  Build Our Network of Value Added Resellers. We have invested significant resources to develop a network of over 7,000 value added resellers in North America. We believe the size of our distribution channels and the nature of our distribution relationships differentiates us from other companies addressing the needs of the small office market. We believe our relationships with value added resellers enable us to reach the small office market effectively with our product solutions and to launch new products quickly. In addition, we believe that the distribution channels we have developed will make it attractive for third parties, such as emerging service providers, to enter into co-marketing or other partnership arrangements with us in order to utilize our distribution network. We intend to further expand and develop our relationships with value added resellers through increased technical training and support and through marketing programs and materials.

  Expand Our Distribution Channels. We believe developing and maintaining strong distribution channels is a key element in our current and continued success in reaching the broad small office market. We currently sell our products through our OEM relationships and we intend to leverage the brand recognition and established worldwide channels of these and other OEMs to reach the multi-PC home market and to further penetrate the small office market. We also intend to expand our international distribution channels, focusing on markets with high analog penetration and Internet access growth. We believe that our broad range of analog products will be particularly attractive in emerging international markets that do not have digital access infrastructures and will continue to depend on analog access technologies. We currently market our products through key distribution partners in Australia, France, India, Ireland, Italy, Korea, Malaysia, People's Republic of China (including Hong Kong), Singapore, Spain, Taiwan and the United Kingdom. We intend to expand our geographical reach with local resellers in these regions and to expand distribution into new regions such as South America.

  Leverage Our WebRamp Brand Name. We believe that we have established a leading brand name in the small office market. Our brand name is identified with easy-to-use, affordable, scalable, reliable and innovative shared Internet access solutions. We believe that strong brand recognition contributes to our resellers' initial WebRamp sales efforts as well as follow-on sales of software options and additional products and services to our installed customer base. We have taken advantage of our established brand by co-marketing with industry leaders such as Compaq and IBM. We intend to continue to build and market our WebRamp brand through on-going public relations, advertising and co-marketing activities.

(10)

Products

      The WebRamp product line provides shared Internet access solutions for the small office market. Individual WebRamp products have been designed to satisfy the particular requirements of our customers in each of the segments within the small office market. The models within the WebRamp family of products vary with respect to the number of built-in ports, compatibility with different access technologies and the types of software-based functions that are included. All of our WebRamp products enable multiple users to access the Internet simultaneously over a single Internet connection and all of our analog products support our Connection Optimized Link Technology, which is designed to optimize access speeds. In addition, our WebRamp products have built-in security control to protect the user's network from intrusion. Each of our products is designed for ease of use, reliability, affordability and scalability and can be easily configured using our Easy Street suite of software and graphical user interface.

      Our current WebRamp product line is our second generation of products. Our original product line was introduced in 1996 and our current product line, which incorporates enhancements to existing products, was introduced in 1998.

      The following table identifies the various models offered in our current WebRamp product line and summarizes the functions included in each model:

                                 300e
  WebRamp Model           200i   310e  310i  200Fx  410i 450i 510i  600i 700s
--------------------------------------------------------------------------------
Built-in 4-port hub         X      X    X             X    X    X    X    X
--------------------------------------------------------------------------------
                            1           2       1     1    1    1    1
Internal Modems         56 Kbps      56 Kbps 56 Kbps ISDN IDSL SDSL ADSL
--------------------------------------------------------------------------------
External Analog or ISDN
  Modem Ports               1      3    1       1     2         2    1
--------------------------------------------------------------------------------
External Cable or DSL                                                     1
--------------------------------------------------------------------------------
Connect to Internet         X      X    X       X     X    X    X    X    X
--------------------------------------------------------------------------------
Internet Faxing                                 X
--------------------------------------------------------------------------------
Connect to Remote LAN              X    X             X    X    X    X    X
--------------------------------------------------------------------------------
VPN                                +    X             X    X    X    X    X
--------------------------------------------------------------------------------
Remote Dial-In                     +    X                       X    #
--------------------------------------------------------------------------------
Access Controls             X      +    X             X    X    X    #    X
--------------------------------------------------------------------------------
Firewall                                                             #    X
--------------------------------------------------------------------------------

+ These features available on the 300e through an optional software upgrade.

# These features available on 600i with an optional software upgrade.

(11)

      WebRamp 200i. The WebRamp 200i is designed for basic Internet access for the small office or home environment and includes one internal 56 Kbps modem and a serial port to accommodate the addition of one external ISDN or analog modem. The WebRamp 200i uses our Connection Optimized Link Technology to aggregate the bandwidth of two modems.

      WebRamp 200Fx. The WebRamp 200Fx is designed to complement existing fax machines and significantly reduce telecommunications costs by leveraging the power of the Internet. When connected to a standard fax machine, the WebRamp 200Fx converts paper faxes into electronic documents that can be transmitted through the Internet to a PC as an e-mail message, or to a standard fax machine connected to another WebRamp 200Fx. The solution effectively allows customers to fax documents anywhere in the world for the cost of a local call.

      WebRamp 300e. The WebRamp 300e is designed for cost-sensitive users that currently have basic Internet access needs but anticipate the need for expanded functionality in the future. The WebRamp 300e has three external modem ports that allow users to utilize our Connection Optimized Link Technology to leverage their prior investments in modems of all types and speeds. The WebRamp 300e can be upgraded as the customer's needs evolve to allow telecommuters to dial into the customer's LAN from remote locations and to support a virtual private network that provides users secure access from remote locations. The WebRamp 300e can also be upgraded to enable customers to control and specify the types of Internet access that will be made available to each of their users.

      WebRamp 310e. The WebRamp 310e is designed for users who want to leverage their prior modem investments using our Connection Optimized Link Technology but also have an immediate need for more advanced communications features. The WebRamp 310e is pre-configured to include support for telecommuters, remote LAN communications, virtual private networking and access controls.

      WebRamp 310i. The WebRamp 310i is designed for users who need an all-in-one solution with advanced Internet access features and the flexibility to add more bandwidth. The WebRamp 310i includes two internal 56 Kbps modems, supports one external ISDN or analog modem and includes all of the features of the WebRamp 310e.

      WebRamp 410i. The WebRamp 410i is designed for users who require all of the functionality provided by the WebRamp 310i but who also have access to ISDN services and want to use their ISDN bandwidth for phone or fax purposes. The WebRamp 410i includes an integrated ISDN terminal adapter and two analog ports for phone or fax in addition to virtual private networking and access controls.

      WebRamp 450i. The WebRamp 450i is the first IDSL shared Internet access solution for the small office that includes corporate-class features such as Virtual Private Networking (VPN) and access controls. The WebRamp 450i product is Copper Mountain-compatible and provides connection speeds of 64 kbps, 128 kbps or 144 kbps over ordinary copper wiring. The WebRamp 450i operates through Digital Loop Carriers (DLCs) and ISDN repeaters, allowing businesses located further away from the CO to enjoy an "always-on" DSL connection. For a direct connection to the CO, IDSL provides symmetric transmission speeds up to 144 kbps at distances up to 36,000 feet.

(12)

      WebRamp 510i. The WebRamp 510i is designed for small to medium-sized businesses who want to utilize the "always on" connectivity provided by DSL. The WebRamp 510i offers symmetric bandwidth at selectable speeds ranging from 128 Kbps to 1.5 Mbps over ordinary twisted pair copper wiring, offering users a choice of bandwidth and budget options. Copper Mountain Networks, a leading DSL equipment provider, has certified that the WebRamp 510i is compatible with its family of DSL concentrators and its CopperView network management software suite.

      WebRamp 600i. The WebRamp 600i is the first high-performance small office ADSL router to feature a 133 MIPS RISC processor to support both full rate ADSL and G.lite standards and handle higher levels of security protocols such as IPSec. The WebRamp 600i includes an ADSL interface that allows multiple users to simultaneously share Internet access using an "always-on" digital connection, with download speeds of up to 8 Mbps and upload speeds of up to 832 Kbps, depending upon the line quality and distance from the central office.

      WebRamp 700s. The WebRamp 700s is an Internet security device that works with cable or DSL modems, other WebRamp products and other routers to provide a security firewall between the user's local area network and the Internet. The WebRamp 700s also includes content control features to restrict access to certain Web sites, filter Web content, monitor user access and protect the user's network from unauthorized access. In addition, the WebRamp 700s provides an optional VPN IPSec upgrade for secure communication. The WebRamp 700s is available with 5, 25 and 100 user licenses.

Sales, Marketing and Customer Support

Sales

      We primarily market and sell our products through a two-tier distribution structure which employs several national distributors who sell our products to a network of resellers, including VARs, selected retail outlets, mail order catalogs and ISPs, who then sell our products to end-users. Our distributors provide inventory warehouse and credit services to our resellers. Although we do not certify our resellers, we provide them with a broad range of support services such as technical training and access to marketing materials and require them to purchase an initial WebRamp unit for resale. Our reseller network is comprised of over 7,000 VARs that are diverse in size and expertise. Some of our VARs are sole-proprietor PC and application-oriented resellers that serve local small businesses, and others are large, multi-site networking resellers that manage nationwide office roll-outs for large corporations. We also sell our products to OEMs, have recently begun to sell our products directly through our Web site and co-market our products with industry leaders.

(13)

      The following are representative lists of our OEMs, distributors, resellers and marketing partners.

   OEMs         Distributors           Resellers           Marketing Partners
-----------  ---------------- ----------------------    ------------------------
Asante       Ingram Micro     Ameritech                 Copper Mountain Networks
Compaq       J-Tek Corp       AT&T Worldnet Canada      IBM
Diamond
 Multimedia  Logitek          Beijing SanJia Network    HP Computer
                                                          Products Organization
IBM          Merisel          Cable & Wireless          Lexis-Nexis
Nortel-
 Netgear     Synergy          Ideal Technology
             Tech Data        INS
             Town Sky         Solunet
               Technology     Telecom Eireann

      Our sales and marketing programs focus on markets with high PC penetration and rapid Internet growth. Our key markets include North America, Asia Pacific and Western Europe.

      North America. In North America we market and sell our products through our two-tier distribution structure and have developed relationships with several national distributors, including Ingram Micro and Tech Data. In 1999, our sales to Ingram Micro accounted for 26% of revenue and our sales to Tech Data accounted for 18% of revenue. We have divided our North America sales effort into four sales territories: East, Central, West and Canada. We use an internal telesales group to introduce our products to targeted resellers and end-user customers. For certain major accounts and branch office customers, we also use regionally based field sales representatives. We address sales opportunities in South America through our national distribution partners.

      Asia Pacific. We have developed key distribution partnerships in Australia, Japan and the People's Republic of China and implemented direct marketing programs to generate demand for our products in each of these countries. We also sell our products through additional distribution partnerships in other countries in the Asia Pacific region where we do not currently engage in direct marketing programs. These countries include India, Korea, Malaysia, Singapore and Taiwan.

      Western Europe. We have begun to market our products in Western Europe. To date, we have focused our sales efforts on the United Kingdom and Ireland. In addition, we have also begun to sell our products in other Western Europe regions, including the Benelux countries, France, Italy, Scandanavia and Spain.

      OEM Sales. We are continuing to focus our market presence and brand recognition by selling our products and technologies through our OEM partnerships with industry leaders such as Asante, Compaq, IBM, Diamond Multimedia and Nortel-Netgear.

(14)

Marketing

      We believe that establishing and maintaining the WebRamp brand with both our resellers and end-users in the small office market is critical to our sales and marketing efforts. We market our products with the brand attributes of ease-of- use, affordability, scalability, reliability and innovation. We believe we have developed a leading brand name for shared Internet access solutions among the resellers who service the small office market. We employ a variety of marketing programs including on-going public relations, advertising, direct mail, seminars, interactive marketing, trade show participation and co-marketing with industry partners with complementary channels and customers. We have also taken advantage of our established brand by co-marketing with industry leaders such as Copper Mountain Networks, HP Computer Products Organization, IBM and Lexis- Nexis. In addition, we support our resellers through our comprehensive Ramp eXpert program which offers sales tools, leads, technical and sales support, marketing materials and marketing development funds to our resellers to enable them to better serve the small office market.

Customer Support

      As of December 31, 1999, we had a team of 12 customer service engineers to support our resellers and customers. Our internal support systems are highly automated using automatic call distribution and database tracking technologies and our customer service engineers respond to customer inquiries by telephone, e-mail or fax. Our support services include free installation support and a range of premium, fee-based support services, including annual service contracts and extended warranty coverage.

Customers

      WebRamp users range from global companies with many small or remote offices to single location small businesses with several users. The following case studies illustrate how certain of our customers have used our products:

  National Nonprofit Organization. Easter Seals is a nationwide nonprofit organization with over 13,000 employees and volunteers in small regional offices that need Internet access to expand their research, outreach and fund- raising efforts and to facilitate inter-office information sharing. Before utilizing WebRamp, many Easter Seals offices relied on a single direct connect modem line for Internet access, which proved inefficient and costly. A significant number of other offices did not access the Internet at all and relied on telephone, fax and mail for communications. Because of Easter Seals' limited financial resources, cost was an important consideration in choosing an Internet access solution. Further, its numerous small regional offices lacked in-house information technology personnel, and thus required a solution that could be easily implemented and managed. Using the WebRamp's VPN capabilities, Easter Seals has created a secured site for affiliates to share information on public policy, medical rehabilitation issues and confidential client information. The broad range of WebRamp solutions is also important to Easter Seals since affiliates range from large rehabilitation centers to small two to three person volunteer offices.

(15)

  Large U.S. Heating and Air Conditioning Company. This global manufacturer has more than 150 locations worldwide and has installed approximately 40 WebRamp 310e and 310i units domestically with plans to install more in its Asian and European offices. This manufacturer uses the WebRamp product family because it offers a range of products, using either internal or external analog or ISDN modems, suited to the access preferences of its individual offices, and can be quickly and easily installed by non-technical branch office personnel with minimal telephone support. The WebRamp is used to connect its offices to the corporate intranet for project collaboration among employees and branch offices as well as the dissemination of corporate marketing materials and sales and service information. WebRamp is also used to provide connectivity between offices for order status, improving the company's customer responsiveness. While this company's main manufacturing facilities are connected via a Frame Relay wide area network, Frame Relay was too expensive to install in its smaller branch offices. WebRamp was the ideal solution, providing an easy-to-use, low- cost option for Intranet access, e-mail and other Internet applications.

  U.S. Insurance Company. A major insurance carrier uses the WebRamp solution to enable its independent insurance agents in local remote offices to access its corporate intranet. The company is using the WebRamp's VPN capability to provide secure access to the policy information, price quotes, payment data and approval procedures that independent agents use on a daily basis. The WebRamp allows Internet access and secure intranet access from a single phone call. The centralized information technology help desk at the company's headquarters has the capability to dial in the WebRamp to remotely manage software training and technical support issues. In addition to extranet access, the independent agents and their staffs are able to use the WebRamp for Web-browsing, e-mail, e-commerce and other typical small office applications. More than 500 WebRamp products have been installed by this customer.

  Small Law Firm. Orr Law firm is a small firm that depends on the Internet for legal research, client communication and marketing purposes. Ed Orr and his associate attorney and staff paralegal use the Internet extensively to access dozens of legal sites daily, monitor court decisions as they are posted, access government databases for legislative and statutory research and communicate with clients via e-mail. Mr. Orr is also developing his own Web page to provide information on his firm and its services. Prior to adopting the WebRamp solution, Orr Law utilized a direct Internet connection that did not allow simultaneous multi-user access. Installing additional phone lines or utilizing alternative Internet access methodologies such as ISDN or dedicated lines was prohibitively expensive. Orr Law now utilizes a WebRamp shared Internet access solution that delivers Internet access to the entire office over a single modem, ISP account and phone line.

(16)

  Testing and Research Organization. Beverage Testing Institute is a testing and research organization that publishes its results in several food and beverage magazines and Internet sites including www.tastings.com. The Internet provides Beverage Testing Institute with a fast and cost-effective means of communicating its data to potential consumers, retailers and restaurateurs, as well as the opportunity to generate potential advertising revenue. The Institute's employees also use the Internet for e-mail, file transfer and faxing. The Institute's prior solution was comprised of 14 Macintosh systems and one PC, each connected to the Internet by a 28 Kbps modem. This solution, however, proved cumbersome and slow, and required numerous telephone lines. The Institute chose WebRamp due to its scalability, its ability to enable simultaneous Internet access, its ability to support additional ISDN or analog modems, and its remote Internet and LAN access capabilities. The Institute also plans to implement the WebRamp's remote access capabilities so that its tasters and field representatives will be able to access the LAN remotely. The Institute reports that once its ISDN line was installed, the WebRamp installation was accomplished in a few hours and employees were successfully using the Internet the same day.

Research and Development

      Our research and development efforts are focused on addressing the needs of small offices through new products and product enhancements. Our primary research and development objective is to enable small businesses to effectively participate in the Internet economy by designing easy-to-use products that provide access innovations and features normally available only to large enterprises. We are also focused on developing new add-on software components to our platform architecture that expand the basic capabilities of the WebRamp to enable the delivery of Internet-based applications and services. Specifically, we invest in extensive software development activities to bring innovations and enterprise class features to the small office. Such innovations include our Connection Optimized Link Technology, LAN to LAN internetworking, remote access, virtual private networking, firewall, security, directory services, and fax over Internet.

      Our current development activities include the following areas:

  hardware cost reduction;

  product line extensions through adding new functionality and interfaces;

  adding new high speed broadband interfaces such as SDSL, ADSL and cable; and

  designing and developing new protocol software to deliver emerging Internet-enabled applications and services to our customers.

      We are a member of industry standards forums, such as the Internet Engineering Task Force and the ADSL Forum, and we design our products around current industry standards and intend to continue to support emerging standards that are consistent with our product strategy.

(17)

      We have engineering staff in two sites. Our main development activities are based in our headquarters in Santa Clara, California, and are responsible for hardware design and development, key architecture and software development, documentation and quality assurance. We also have a software development facility in Hyderabad, India, with responsibilities encompassing software research and development as well as quality assurance. We believe that our engineering staff is one of our key assets.

Manufacturing

      We have developed a fully outsourced manufacturing capability for the production of our products. This approach enables us to reduce fixed costs and to provide flexibility in meeting market demand. Our primary turnkey manufacturing partners are Micron Custom Manufacturing Services, Inc., Discopy Labs Corporation and SMT Unlimited, Inc. Micron is a ISO-9002 certified, BABT compliant and Bell-core qualified manufacturer specializing in telecommunications hardware and systems. Micron is our primary contract manufacturer and provides us with full turnkey manufacturing, which includes procurement of materials, printed circuit board assembly, final enclosure assembly, manufacturing and systems testing. Our relationship with Micron allows us to be flexible, highly responsive to upside demand and limits inventory obsolescence. The assembled products are completed and packaged in Fremont, California at Discopy Labs Corporation, an ISO-9001 qualified manufacturer. Finally, we build early prototypes and product limited quantities of products production in Fremont, California, at SMTU Unlimited, an ISO-9001, BABT compliant supplier.

Competition

      The market in which we operate is new, rapidly evolving and highly competitive. We compete on the basis of certain factors, including product features, time-to-market, ease of use, product performance, product quality, user scalability, customer support and price. We believe that our competitive strengths include our focus on the needs of the small business customer, the value added reseller channel we have established, our workforce of highly experienced hardware and software engineers, including our engineers in India, our well established brand and the proprietary features of our products. However, our market is still evolving and we cannot assure you that we will be able to compete successfully against current and future competitors, and the failure to do so could harm our business.

      Our current and potential competitors offer a variety of competitive products, including shared Internet access devices such as the products offered by 3Com, thin servers, and networking equipment such as routers and switches offered by companies like Ascend, Cisco, Intel and Netopia.

(18)

      Many or our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the shared Internet access market, we also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would seriously harm our business.

      We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies as industry standards and customer requirements evolve that may supplant or provide lower cost alternatives to our products. Successful new product introductions or enhancements by our competitors could reduce the sales or market acceptance of our products and services, perpetuate intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We cannot be sure that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to be competitive. As a result, we may not be able to compete effectively against our competitors. Our failure to maintain and enhance our competitive position within the market may seriously harm our business.

      Increased competition is likely to result in price reductions, reduced gross margins, longer sales cycles and loss of market share, any of which would seriously harm our business. We cannot be certain that we will be able to compete successfully against current or future competitors or that competitive pressures will not seriously harm our business.

Intellectual Property

      We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We file patent applications on an ongoing basis to protect our intellectual property rights. In the past these have included patents related to the architecture of our products. We cannot assure you that any applications that are made will be approved or that any issued patents will protect our intellectual property or that they will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to us.

(19)

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

      We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any such claims, with or without merit, could be time- consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis, our business, operating results and financial condition could be materially adversely affected.

(20)

Employees

      As of December 31, 1999, the Company had 142 employees of which 105 were located in the United States, 33 were located in India and 4 were located in the United Kingdom. The functional categories were as follows; 11 in operations, 14 in marketing, 45 in sales and customer support, 47 in engineering, research and development and 25 in finance and administration. We also employ a number of contract employees, especially for software engineering and systems verification. None of our employees is represented by a labor union and we have experienced no work stoppages to date. We believe our employee relations are good.

ITEM 2. PROPERTIES

     Our principal administrative and engineering facilities are located in one leased building which totals approximately 42,000 square feet in Santa Clara, California. The current lease for the Santa Clara space expires on October 30, 2004 and as of December 31, 1999 approximately 19,000 square feet is sub-leased to various tenants expiring during fiscal 2000. Additionally, the Company has a software development site in Hyderabad, India totaling approximately 10,000 square feet and office space in London, England which is the European headquarters for the sales organization. The Company believes that suitable additional space will be available as required to accommodate any further physical expansion of corporate operations and for any additional sales or research and development offices for the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

      On October 13, 1999, the Company and certain former employees of the Company appeared in the United States District Court Northern District of California in San Jose and agreed to a settlement of claims made by the former employees in exchange for cash and shares of Common Stock of the Company. The dispute between the parties was associated with the prior acquisition by the Company of certain technologies and assets in June 1998. The estimated cost associated with this settlement has been included in the Legal and severance cost charge included in the Statement of Operations for the year ended December 31, 1999 (See Note 10 of Notes to Consolidated Financial Statements). The parties to the dispute signed a settlement agreement on January 10, 2000 and the dispute was formally dismissed on February 7, 2000.

      In March 1999, the Company received a letter from NovaWeb Technologies , Inc. (NovaWeb) alleging that certain of the Company's products may have infringed on NovaWeb's patents pertaining to intelligent modem bonding technology. On May 21, 1999, NovaWeb filed a complaint in the United States District Court Northern District of California against us alleging infringement of this patent. In February 2000, the Company and NovaWeb signed a Settlement and Patent License Agreement whereby the Company will pay NovaWeb a 1% royalty on net sales of certain of the Company's products commencing February 15, 2000. As consideration, the Company paid NovaWeb $350,000 as a prepayment for future royalties. The maximum cumulative royalty payable under this non-exclusive worldwide license agreement is $1,500,000. In relation to this agreement NovaWeb will file to dismiss all claims.

(21)

     Additionally, from time to time, the Company is involved in certain other legal proceedings in the ordinary course of business. None of such proceedings are expected to have a material adverse impact on the Company's business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the quarter ended December 31, 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

      Since our initial public offering on June 22, 1999, our common stock has been traded on the Nasdaq National Market (NASDAQ) under the symbol "RAMP". The following table sets forth the range of quarterly intra-day high and low sales prices of our common stock on NASDAQ.

                                                        High         Low
                                                       -------      -------
Fourth fiscal quarter (ended December 31, 1999)        $24.063      $ 9.438
Third fiscal quarter (ended September 30, 1999)        $33.938      $14.375
Second fiscal quarter (June 22 - June 30, 1999)        $16.75       $12.813

      On February 29, 1999, the closing price of our common stock as reported on NASDAQ was $18.375 per share. As of that date there were 186 holders of record of the Company's Common Stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

      The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

  Variations in our quarterly operating results;
  Changes in securities analysts' estimates of our financial performance;
  Changes in market valuations of similar companies;
  Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
  Losses of major customers or the failure to complete significant licensing transactions;
  Additions or departures of key personnel; and
  Fluctuations in the stock market price and volume, which are particularly common among highly volatile securities of companies in our industry.

      We have a limited number of stockholders that hold a large portion of our common stock. To the extent our large stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall.

(22)

      In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We could in the future be a target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

Dividend Policy

      We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

(23)

ITEM 6. SELECTED FINANCIAL DATA

      In the tables below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995. These consolidated financial statements have been audited by Arthur Andersen LLP, our independent public accountants. When you read this selected financial data, it is important that you read it along with Management's Discussion and Analysis of Financial Condition and Results of Operations, the historical consolidated financial statements and related notes included elsewhere in this Form 10-K.

                                          Years Ended December 31,
                                    (in thousands, except per share data)
                                 ---------------------------------------------
                                   1999      1998      1997     1996     1995
                                 -------  --------  --------  -------  -------
Consolidated Statement of
     Operations Data:
Revenue........................  $18,226  $  9,858  $  5,587   $  517   $  352
Cost of revenue................   11,225     7,019     4,872      465      179
                                 -------  --------  --------  -------  -------
Gross margin...................    7,001     2,839       715       52      173
                                 -------  --------  --------  -------  -------
Operating expenses:
  Research and development.....    4,861     6,556     4,196    2,556      634
  Sales and marketing..........   10,248     8,699     6,902    3,078      335
  General and administrative...    3,580     1,421     1,260    1,043      117
  Legal and severance costs....    1,169       --        --       --       --
  Amortization of deferred
   compensation................      799         7       --        --      --
                                 -------  --------  --------  -------  -------
    Total operating expenses...   20,657    16,683    12,358    6,677    1,086
                                 -------  --------  --------  -------  -------
Loss from operations...........  (13,656)  (13,844)  (11,643)  (6,625)    (913)
Interest expense...............     (810)      (60)      (51)     (26)      (5)
Other income (expense).........    1,247       486       160      329      (21)
                                 -------  --------  --------  -------  -------
Net loss....................... $(13,219) $(13,418) $(11,534) $(6,322)   $(939)
                                 =======  ========  ========  =======  =======

Per share data:
Basic and diluted net loss
 per common share .............   $(1.02)   $(3.50)   $(3.92)  $(2.50)  $(1.29)
                                 =======  ========  ========  =======  =======
Shares used in computing basic
 and diluted net loss per
 common share..................   12,953     3,839     2,945    2,528      726
                                  ======   =======    ======   ======   ======

(24)

                                               As of December 31,
                                                 (in thousands)
                                  ---------------------------------------------
                                    1999      1998      1997     1996     1995
                                  -------  --------  --------  -------  -------
Consolidated Balance Sheet Data:
Cash, cash equivalents and
  short-term investments........  $40,120    $3,764   $15,112   $4,799     $900
Working capital.................   39,408     3,092    16,028    4,147      696
Total assets....................   49,915     8,878    18,854    6,093    1,211
Long-term portion of debt
  and capital lease obligations.    3,627       586       240       77       42
Redeemable convertible preferred
  stock and related warrants....      --     37,346    36,644   11,949    1,949
Total stockholders'
  equity (deficit)..............  $37,880  $(33,364) $(20,219) $(7,338) $(1,077)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Overview", "Liquidity and Capital Resources" and "Risk Factors" included in this section and those appearing elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward- looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

      Ramp Networks is a leading provider of easy-to-use, reliable and affordable shared Internet access solutions for the small office market, which includes small businesses, remote and branch offices of large corporations and home offices. Our WebRamp product family allows multiple users in a small office to share the same Internet connection simultaneously while optimizing each user's access speed. Our WebRamp product family is a flexible and scalable platform that provides software-based routing and bridging functionality to deliver Internet-enabled applications and services. Our products support existing analog phone lines, as well as ISDN and emerging access technologies such as DSL and cable modems. Our Connection Optimized Link Technology enables multiple users to access the Internet simultaneously through regular phone lines and analog modems at up to three times the access speed of a single analog connection.

(25)

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

      Our revenue is derived primarily from the sale of our WebRamp family of products. We market and sell our products via a two-tier distribution system primarily to distributors, such as Ingram Micro and Tech Data (in North America), who then resell our products to VAR's, selected retail outlets, mail order catalogs and ISP's. These VAR's then sell our products to end-users. Significant customer concentration in fiscal 1999, 1998 and 1997 as a percentage of revenue is summarized below:

                                          Years ended December 31,
                                          ------------------------
                                            1999     1998    1997
                                          -------  ------ --------
Ingram Micro.............................    26%     26%     12%
Tech Data................................    18%     24%     12%
Compaq...................................     2%     12%     37%

      The level of sales to any customer may vary from quarter to quarter. However, we expect that sales to Ingram Micro and Tech Data will continue to represent a significant portion of our revenue. Additionally, we also sell our products to Original Equipment Manufacturers (OEM).

     Geographically, the Company's revenue percentage has been concentrated approximately as follows:

                                          Years Ended December 31,
                                          ------------------------
                                           1999     1998     1997
                                          ------ -------- --------
   North America.........................    83%     79%     81%
   Pacific Rim...........................    11%     12%     19%
   Europe................................     6%      9%     - %
                                          ------ -------- --------
      Total revenue                         100%    100%    100%
                                          ====== ======== ========

(26)

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

     We generally expect to experience price pressure due to the impact of competition, although, the Company's average selling price has increased as we have introduced products at higher prices, reflecting added technology and features in the ISDN, DSL and fax over the Internet product categories. In addition, OEM unit pricing is generally lower than distribution pricing. Pricing in the OEM market depends on the specific features and functional content of the products sold, the degree of integration with the OEM's products, purchase volumes and the level of sales and service support.

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

(27)

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

     Since our inception, we have incurred significant losses and, as of December 31, 1999, we had an accumulated deficit of $47.1 million. These losses have resulted primarily from our activities to develop our products, establish brand recognition and to develop our distribution channels.

     As of December 31, 1999, the Company had net operating loss carryforwards of approximately $41 million for federal purposes and $16 million for state purposes. The federal net operating loss and other tax credit carryforwards expire on various dates beginning in 2010 through 2019. The state net operating loss carryforwards will expire beginning in 2003. We have provided a full valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding their realization. Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

(28)

Results of Operations

     The following table sets forth for the years indicated certain financial data as a percentage of revenue:

                                              Years ended December 31,
                                              -----------------------
                                               1999    1998     1997
                                              -----    -----  -------

Revenue..........................              100.0%  100.0%   100.0%
Cost of revenue..................               61.6    71.2     87.2
                                               -----   -----  -------
Gross margin.....................               38.4    28.8     12.8
Operating expenses:
Research and development.........               26.7    66.5     75.1
Sales and marketing..............               56.2    88.2    123.5
General and administrative.......               19.6    14.4     22.6
Legal and severance costs........                6.4     --       --
Amortization of deferred
 stock compensation..............                4.4     --       --
                                               -----   -----  -------
Total operating expenses.........              113.3   169.2    221.2
                                               -----   -----  -------
Loss from operations.............              (74.9) (140.4)  (208.4)
Interest expense.................               (4.4)   (0.6)    (0.9)
Other income.....................                6.8     4.9      2.9
                                               -----   -----  -------
Net loss.........................              (72.5)%(136.1)% (206.4)%
                                               =====   =====  =======

Year Ended December 31, 1999, 1998 and 1997

     Revenue. Revenue increased 85% to $18.2 million for the year ended December 31, 1999 from $9.9 million for the year ended December 31, 1998. The increase was primarily due to increased sales of the Company's WebRamp 200 and 300 series of analog products as well as sales of the new ISDN WebRamp 410i product and the WebRamp 700 series for security. Revenue growth was reported in all geographic regions, with particular strength in North America.

     Revenue in 1998 increased to $9.9 million, from $5.6 million in 1997. This increase was attributable to new product introductions, including the WebRamp M3t, M3i, M3i+ and the WebRamp 300 family of products, our European product launch, and increased sales in the North American channel due to our recruitment of resellers and our promotional programs to establish brand recognition. These factors were partially offset by a decrease in OEM sales to Compaq as compared to 1997.

(29)

     Gross margin. The Company's total gross margin increased from $2.8 million, or 29% of revenue, for the year ended December 31, 1998 to $7.0 million, or 38% of revenue, for the year ended December 31, 1999. The increase in gross margin resulted primarily from higher unit volumes, reductions in component costs and a shift in product mix to new products with higher gross margins.

     Gross margin increased from $715,000, or 13% of revenue, in 1997 to $2.8 million, or 29% of revenue, in 1998. In 1998, cost of revenue as a percentage of revenue was reduced as a result of price negotiations with our vendors.

     Research and development expenses. Research and development expenditures decreased from $6.6 million, or 67% of revenue, for the year ended December 31, 1998 to $4.9 million, or 27% of revenue, for the year ended December 31, 1999. The decrease is primarily due to $969,000 in charges recorded for the year ended December 31, 1998 related to the acquisition of certain technology for sending faxes over the Internet which had not yet achieved technological feasibility. Excluding this charge, research and development expenses were slightly lower for the year ended December 31, 1999 due to the completion of certain key research projects in 1998. Research and development expenses increased in 1998 from $4.2 million in 1997. This increase was primarily due to increases in personnel in the U.S. and India as well as the incurrence in 1998 of the technology acquisition costs and related project costs.

     The Company expects research and development expenditures to increase in the future as we continue to invest in new technologies including DSL and voice- over-internet architectures.

     Sales and marketing expenses. Sales and marketing expenses increased from $8.7 million, or 88% of revenue, for the year ended December 31, 1998 to $10.2 million, or 56% of revenue, for the year ended December 31, 1999. Sales and marketing expenses for the year ended December 31, 1999 reflect increased marketing activity in the U.S. as well as increased costs associated with the Company's increased presence in Europe.

     Sales and marketing expenses increased in 1998 to $8.7 million, or 88% of revenue from $6.9 million, or 123% of revenue, in 1997. The increase in expenditures in 1998 versus 1997 was primarily due to the hiring of additional sales and marketing personnel in 1998 and increased advertising and promotional activities.

     The Company intends to continue to pursue selling and marketing activities aggressively and, therefore, expects these costs to increase in absolute dollars in the future.

(30)

     General and administrative expenses. General and administrative expenses increased from $1.4 million, or 14% of revenue, for the year ended December 31, 1998 to $3.6 million, or 20% of revenue, for the year ended December 31, 1999. General and administrative expenses increased primarily due to the addition of certain finance and administrative personnel, including a Chief Financial Officer. Additionally, the Company incurred costs for recruiting, reflecting its active hiring program, as well as increased provision for certain doubtful accounts receivable. General and administrative expenses were $1.3 million, or 23% of revenue in 1997. The increase in expenditures in 1998 versus 1997 was primarily due to increases in the number of administrative personnel, professional service fees and facility expenses to support the growth of the operations.

     Legal and severance costs. For the year ended December 31, 1999, the Company recorded a charge of $1.2 million for legal and severance costs. The charge includes the settlement of a legal dispute with two former employees (see Item 3. Legal Proceedings) as well as the settlement of a patent dispute, and severance costs for a former employee. The combined actions will be settled in the form of cash and options to purchase common stock and will result in the issuance of 40,982 shares of the Company's common stock (see Note 10. of Notes to Consolidated Financial Statements).

     Amortization of deferred compensation. Amortization of deferred compensation was $0.8 million for the year ended December 31, 1999. This amortization is associated with recorded deferred compensation of $2.5 million related to stock options granted in the years ended December 31, 1999 and 1998, at less than their deemed fair market value. The Company amortizes the deferred compensation over the vesting periods of the applicable options. The amortization of deferred compensation in the twelve months ended December 31, 1998 was minimal.

Liquidity and Capital Resources

      Our principal sources of liquidity as of December 31, 1999 consisted of $40.1 million in cash, cash equivalents and marketable securities, a $1.0 million fixed asset lease line, a working capital credit facility with a borrowing limit of up to the lower of $5.0 million or 100% of eligible accounts receivable and 50% of inventory and a $3.0 million loan facility. As of December 31, 1999, we had utilized $1.0 million under the fixed asset lease line. Borrowings under the fixed asset lease line bear interest at 7.5%, are payable ratably over a 36 month term, are subject to a 15% termination payment and are secured by the fixed assets that are leased under the line. As of December 31, 1999, we had borrowed $3.0 million under the working capital credit facility. Borrowings under this facility bear interest at 8.4%, are payable ratably over a 36 month term, are subject to a termination payment of 12.5% and are secured by our receivables and inventory. Also as of December 31, 1999, we had borrowed $3.0 million under our loan facility. Borrowings under this facility bear interest at 14.6% and are payable ratably over a 36 month term. Certain of these debt agreements contain provisions that limit the payment of cash dividends.

(31)

      Since inception, we have financed our operations primarily through the sale of redeemable convertible preferred stock, for aggregate proceeds of approximately $35.9 million, capital equipment lease lines and working capital lines of credit. Additionally, on June 22, 1999 and subsequently in July 1999, the Company raised a total of $44.6 million,net of issuance costs, in the initial public offering of its common stock.

      Net cash used in operating activities was $12.6 million, $10.8 million and $12.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The cash utilized in these years was attributable primarily to net losses and working capital required to fund the Company's growth in operations, including inventory and accounts receivable.

      Cash used in investing activities was $28.4 million, $1.1 million and $0.4 million for the years ended December 31, 1999, 1998 and 1997, respectively, consisting primarily of purchases of marketable securities in 1999, as well as property and equipment in all years. The Company expects capital expenditures of approximately $2.0 million in fiscal 2000.

      Net cash provided by financing activities was $49.8 million, $0.5 million and $23.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. The primary sources of cash generation from financing activities were proceeds of $44.6 million from the Company's initial public offering of common stock in 1999 and $6.0 million, $0.7 million and $0.3 million in borrowings under debt agreements during the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, the Company generated $23.3 million in 1997 from the issuance of redeemable convertible preferred stock.

      The Company believes that its current cash, cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. See "Factors That May Affect Our Results - We Expect to Continue to Experience Negative Cash Flow From Operations and May Be Unable to Meet Our Future Capital Requirements Through the Issuance of Additional Securities".

Year 2000 Readiness Disclosure

      Many computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, there were many concerns that some of these systems would fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000 when the calendar recently advanced from December 31, 1999 to January 1, 2000. This problem was commonly referred to as the "year 2000 problem."

      In anticipation of this prevailing issue, the Company completed extensive and exhaustive reviews and testing to identify prospective problems and completed conversions to alternative solutions that could handle the change to January 1, 2000. As a result, the Company experienced no major problems or failures either directly or indirectly and as such there were no business interruptions caused by the date change. Notwithstanding that the Company did not experience any major problems on the date change, management is monitoring this area and will continue to do so during the entire calendar year 2000 to ensure that no major disruptions to business occur related to this matter.

(32)

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

We Have a History of Losses, We Expect Future Losses and We Cannot Assure You That We Will Achieve or Maintain Profitability

      We have incurred losses since we commenced operations in February 1994. We incurred net losses of $6.3 million in 1996, $11.5 million in 1997, $13.4 million in 1998 and $13.2 million in 1999. As of December 31, 1999, we had an accumulated deficit of $47.1 million. We have not achieved profitability and although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. We may not generate a sufficient level of revenue to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenue. If revenue grows slower than we anticipate, if gross margins do not improve or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis.

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

(33)

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

  continued market acceptance of our products;
  fluctuations in demand for our products and services;
  variations in the timing of orders and shipments of our products;
  the timing of new product and service introductions by us or our competitors;
  the mix of products sold and the mix of distribution channels through which they are sold;
  our ability to obtain sufficient supplies of sole or limited sourced components for our products;
  unfavorable changes in the prices of the components we purchase;
  our ability to achieve required cost reductions;
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

  the type of distribution channel through which we sell our products;
  the volume of products manufactured;
  our product sales mix;
  the average selling prices of our products; and
  the effectiveness of our cost reduction efforts.

(34)

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

If a Distributor or OEM Cancels or Delays a Large Purchase, Our Revenue May Decline and the Price of Our Stock May Fall

      To date, a limited number of distributors and OEMs have accounted for a significant portion of our revenue. If any of our major distributors or OEMs stops or delays its purchase of our products, our revenue and profitability would be adversely affected. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. In 1999, sales to Ingram Micro accounted for 26% of our revenue and sales to Tech Data accounted for 18% of our revenue. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers.

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

(35)

  our distributors, resellers and OEMs can stop purchasing or marketing our products at any time;
  our reseller agreements generally are not exclusive and are for one year terms, with no obligation of the resellers to renew their agreements with us;
  our reseller agreements provide for discounts based on expected or actual volumes of products purchased or resold in a given period;
  our reseller and OEM agreements generally do not require minimum purchases; and
  our customers may, under certain circumstances, return products to us.

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

Average Selling Prices of Our Products May Decrease, Which May Affect Our Gross Margins

      The average selling prices for our products may be lower than expected as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. The pricing of products sold to our OEMs depends on the specific features and functions of the product, the degree of integration with the OEM's products, purchase volumes and the level of sales and service support. Generally, the market has reflected pricing pressures for both ISDN and analog based products and we expect such price pressures from competition to continue in the future. Additionally, we have seen aggressive pricing in the market for DSL-based products and with the higher cost per unit to manufacture than the ISDN and analog products, we may experience gross margin percentage reductions as we move our portfolio of products to a higher mix of DSL-based products. As such, we cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features that can be sold at higher gross margins.

(36)

If We Are Unable to Lower the Cost of Our Products, Purchasers May Buy From Our Competitors and Our Financial Results Would Suffer

      Certain of our competitors currently offer Internet access products at prices lower than ours. Market acceptance of our products will depend in part on reductions in the unit cost of our products. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or lead to improved gross margins. Many of our competitors are larger and manufacture products in significantly greater quantities than we intend to for the foreseeable future. Consequently, these competitors have more leverage in obtaining favorable pricing from suppliers and manufacturers. In order to remain competitive, we must reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in redesigning our products. Even if we are successful, our redesign may be delayed or may contain significant errors and product defects. In addition, any redesign may not result in sufficient cost reductions to allow us to significantly reduce the list price of our products or improve our gross margins. Reductions in our manufacturing costs will require us to use more highly integrated components in future products and may require us to enter into high volume or long-term purchase or manufacturing agreements. Volume purchase or manufacturing agreements may not be available on acceptable terms. We could incur expenses without related revenue if we enter into a high volume or long-term purchase or manufacturing agreement and then decide that we cannot use the products or services offered by such agreement.

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

(37)

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

(38)

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

(39)

      The market for shared Internet access solutions is characterized by rapidly changing technologies and short product life cycles. Our future success will depend in large part upon our ability to:

  identify and respond to emerging technological trends in the market;
  develop and maintain competitive products;
  enhance our products by adding innovative features that differentiate our products from those of our competitors;
  bring products to market on a timely basis at competitive prices;
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
  hire, train and manage additional qualified personnel;
  continue to expand and upgrade our core technologies; and
  effectively manage multiple relationships with our customers, suppliers, distributors and other third parties.

(40)

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

(41)

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

(42)

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

(43)

If We Are Unable to Adequately Protect Our Intellectual Property Rights Other Companies May Use our Intellectual Property to Develop Competitive Products that May Reduce Demand for Our Products

      We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot assure you that these any applications that we make will be approved, that any issued patents will protect our intellectual property or that they will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued.

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

(44)

      In March 1999, we received a letter from NovaWeb Technologies, Inc. alleging that certain of our products may infringe one of NovaWeb's patents pertaining to intelligent modem bonding technology. On May 21, 1999, NovaWeb filed a complaint in the United States District Court Northern District of California against us alleging infringement of this patent. In February, 2000 the Company and Novaweb signed a Settlement and Patent License Agreement whereby the Company will pay Novaweb a 1% royalty on net sales of certain of the Company's products commencing February 15, 2000. As consideration , the Company pre-paid to Novaweb $350,000 in future royalties. The maximum royalty payable under this non- exclusive worldwide license agreement is $1,500,000. Novaweb under this agreement will file to dismiss all claims.

      We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any such claims, with or without merit, could be time- consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non- infringing technology or license the proprietary rights on a timely basis, our business would be harmed.

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

  diversion of management's attention from other business concerns;
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

(45)

Stock market volatility

      The stock market in general has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance. As a result, Ramp's stock price may be extremely volatile.

Item 7a. Quantitative And Qualitative Disclosure About Market Risk

Interest Rate Sensitivity

      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of investment sectors, including government agencies, commercial paper, other non-government debt securities and money market funds.

      In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We do not expect any material loss with respect to our investment portfolio.

      The table below presents the carrying value and related weighted average interest rates for our investment portfolio. The carrying value approximates fair value at December 31, 1999. All of our investments mature in a year or less.

                                  December 31, 1999
                          ----------------- ----------------
                                                Weighted
Principal (notional)          Carrying           Average
Amounts in thousands of        Amount         Interest Rate
Unites States dollars:    ----------------- ----------------

Cash equivalents      --
   Fixed rate...........        $1,970              5.8%
Marketable securities --
   Fixed rate...........       $27,590              5.82%
                          ------------------
                               $29,560
                          ==================

(46)

Exchange Rate Sensitivity

     Currently, the majority of our sales and expenses are denominated in U.S. dollars and as a result, we have experienced no significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the year ended December 31, 1999 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date, however, we may do so in the future.

Item 8. Financial Statement and Supplementary Data.

      See Part IV, Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

      Our proxy Statement for our 2000 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instructions G(3) of Form 10-K and will provide the information required under Part III (Items 10, 11, 12 and 13).

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of this Report:

(1) Financial Statements:

      Consolidated Financial Statements and Report of Arthur Andersen LLP which are set forth in the Index to Consolidated Financial Statements at Page F-1.

(2) Financial Statement Schedules: The following financial statement schedule of Ramp Networks, Inc. for the years ended December 31, 1999, 1998 and 1997 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Ramp Networks, Inc.

                                                              Reference
                                                                Page
                                                              ---------
  Schedule II--Valuation and Qualifying Accounts.............   F-25

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(47)

(3) Exhibits:

      The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number   Notes     Description of Document
-------  -----     -----------------------
 3.4     (1)    Amended and Restated Certificate of Incorporation of the
                  Registrant
 3.6     (1)    Amended and Restated Bylaws of the Registrant
 4.1     (1)    Form of Registrant's common stock certificate
 4.2     (1)    Fourth Amended and Restated Rights Agreement dated
                  October 30, 1997.
10.1     (1)    Form of Indemnification Agreement
10.2     (1)    1995 Stock Option Plan, as amended, and form of stock
                  option agreement.
10.3     (1)    1999 Stock Option Plan, and form of stock option
                  agreement and restricted stock purchase agreement.
10.4     (1)    1999 Employee Stock Purchase Plan and form of
                  subscription agreement
10.5     (1)    Lease of Office Space between Oxford Park Associates and Ramp
                  Networks, dated March 3, 1998.
10.6     (1)    Sublease and Consent to Sublease Agreement Second Floor Office
                  Space, 3100 De La Cruz Boulevard Santa Clara, Ca 95054
                  between Analog Microelectronics, Inc. and Ramp Networks,
                  dated February 22, 1999.
10.7     (1)    Sublease and Consent to Sublease Agreement First Floor
                  3100 De La Cruz Boulevard Santa Clara, Ca 95054
                  between XaQti Corporation and Ramp Networks,
                  dated August 4, 1998.
10.8     (1)(2) OEM Purchase Agreement between Sonic Systems,Inc. and Ramp
                  Networks, dated January 5, 1999.
10.9     (1)(2) Distribution Agreement between Tech Data Corporation and
                  Trancell Systems dated December 16, 1996.
10.10    (1)(2) Distribution Agreement between Ingram Micro Inc. and Ramp
                  Networks, dated May 15, 1997.
10.11    (1)(2) License Agreement between Compaq Computer Corporation and
                  Ramp Networks, dated March 24, 1997.
10.12    (1)(2) Goods Agreement Statement of Work between IBM Corporation and Ramp Networks, dated January 5, 1999.
10.13    (1)(2) Master Lease Agreement between Comdisco and Ramp
                  Networks, dated December 2, 1998.
10.14    (1)(2) Loan and Security Agreement between Venture Lending &
                  Leasing II and Ramp Networks, dated January 4, 1999.
 1              Subsidiaries of Registrant.
23.1            Consent of Arthur Andersen LLP, Independent Auditors.
24.1            Power of Attorney (see page 49).
27.1            Financial Data Schedule (available in EDGAR format only).

(1) Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-71921).

(2) Confidential treatment has been granted by the Securities and Exchange Commission with respect to certain portions of these exhibits.

(48)

(b) Reports on Form 8-K:

     No reports on form 8-K were filed by the Company during the three months ended December 31, 1999.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMP NETWORKS, INC.

(Registrant)

Dated: March 28, 2000

By:	/s/ Mahesh Veerina

Mahesh Veerina
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mahesh Veerina and Terry Gibson, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in- fact or their substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

         Signature                         Title                      Date
---------------------------  ----------------------------------  ---------------
/s/ Mahesh Veerina           President, Chief Executive          March 28, 2000
__________________________    Officer and Chairman of
Mahesh Veerina                Chairman of the Board
                              (Principal Executive
                              Officer)

/s/ Terry Gibson             Vice President and                  March 28, 2000
__________________________    Chief Financial Officer
Terry Gibson                  (Principal
                              Financial and Accounting
                              Officer)

/s/ Anthony Sun              Director                            March 28, 2000
__________________________
Anthony Sun

/s/ Philip T. Gianos         Director                            March 28, 2000
__________________________
Philip T. Gianos

/s/ L. William Krause        Director                            March 28, 2000
__________________________
L. William Krause

(49)

(F-1)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
of Ramp Networks, Inc.:

      We have audited the accompanying consolidated balance sheets of Ramp Networks, Inc. (a Delaware corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ramp Networks, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Jose, California
February 4, 2000

(F-2)

RAMP NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                               December 31,
                                                            ------------------
                                                              1999     1998
                           ASSETS                           --------  --------
Current Assets:
  Cash and cash equivalents................................. $ 12,530  $  3,764
  Marketable securities.....................................   27,590        --
  Accounts receivable, net of allowances of $801,
   and $123, respectively...................................    4,523       767
  Inventory.................................................    2,273     2,151
  Prepaid expenses and other current assets.................      900       720
                                                             --------  --------
   Total current assets.....................................   47,816     7,402
Property and equipment, net.................................    1,724     1,299
Other assets................................................      375       177
                                                             --------  --------
   Total assets............................................. $ 49,915  $  8,878
                                                             ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current portion of capital lease obligations.............. $    101  $     50
  Current portion of long-term debt.........................    2,233       262
  Accounts payable..........................................    2,634     2,307
  Accrued liabilities.......................................    3,440     1,691
                                                             --------  --------
   Total current liabilities................................    8,408     4,310
Capital lease obligations, less current portion.............      178        40
Long-term debt, less current portion........................    3,449       546
                                                             --------  --------
   Total liabilities........................................   12,035     4,896
                                                             --------  --------
Commitments and Contingencies (note 8)

Redeemable convertible preferred stock, no par value,
 aggregate liquidation preference and redemption
 value $37,346 at December 31, 1998:
  Authorized -- 11,827 shares at December 31,1998
  Issued and outstanding -- 11,712 at December 31, 1998.....       --    37,346
                                                             --------  --------
Stockholders' Equity (Deficit):
 Preferred stock, 5,000 authorized, $.001 par value,
   no shares issued at December 31, 1999...................       --       --
 Common stock -- $.001 par value December 31,
   1999, no par value at December 31, 1998
    Authorized -- 100,000 shares at December 31, 1999,
       and 24,000 shares at December 31, 1998
    Issued and outstanding -- 21,097 and 4,388 at
     December 31, 1999 and 1998, respectively..............        21        --
 Additional paid-in capital................................    86,689       628
 Deferred stock compensation...............................    (1,723)     (104)
 Accumulated deficit.......................................   (47,107)  (33,888)
                                                            --------- ---------
   Total stockholders' equity (deficit)....................    37,880   (33,364)
                                                            --------- ---------
     Total liabilities and stockholders' equity (deficit).. $  49,915  $  8,878
                                                            =========  ========

The accompanying notes are an integral part of these consolidated financial statements.

(F-3)

RAMP NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except per share data)

                                                   Years Ended December 31,
                                                 ----------------------------
                                                  1999       1998       1997
                                                -------    -------   --------
Revenue.......................................  $18,226     $9,858     $5,587
Cost of revenue...............................   11,225      7,019      4,872
                                                -------    -------   --------
Gross margin..................................    7,001      2,839        715
                                                -------    -------   --------
Operating expenses:

  Research and development (excluding
   amortization of deferred stock compensation
   of $355 in 1999)...........................    4,861      6,556      4,196

  Sales and marketing (excluding amortization
   of deferred stock compensation of $286
   in 1999)...................................   10,248      8,699      6,902

  General and administrative (excluding
   amortization of deferred stock compensation
   of $158 in 1999 and $7 in 1998)............    3,580      1,421      1,260

  Legal and severance costs (note 10).........    1,169         --         --
  Amortization of deferred stock compensation.      799          7         --
                                                -------    -------   --------
       Total operating expenses...............   20,657     16,683     12,358
                                                -------    -------   --------
Loss from operations..........................  (13,656)   (13,844)   (11,643)
Interest expense..............................     (810)       (60)       (51)
Other income..................................    1,247        486        160
                                                -------    -------   --------
Net loss and comprehensive loss............... ($13,219)  ($13,418)  ($11,534)
                                                =======    =======   ========

Basic and diluted net loss per common share...   ($1.02)    ($3.50)    ($3.92)
                                                =======    =======   ========
Shares used in computing basic and diluted
  net loss per common share...................   12,953      3,839      2,945
                                                =======    =======   ========

The accompanying notes are an integral part of these consolidated financial statements.

(F-4)

RAMP NETWORKS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands)

                        Redeemable
                       Convertible                                                      Total
                     Preferred Stock                       Addi-   Deferred            Stock-
                    ------------------     Common stock    tional   Stock    Accumu-  holders'
                                       ------------------ Paid-in  Compen-    lated    Equity
                     Shares    Value    Shares    Value   Capital   sation   Deficit  (Deficit)
                    -------- --------- --------- -------- -------- -------- --------- ---------
BALANCE AT
DECEMBER 31, 1996..   7,413   $11,949     3,660     $199    $ --     $ --    ($7,537)  ($7,338)

Exercise of stock
 options...........      --       --        475       52      --       --        --         52
Issuance of
 Series C stock....   1,774     8,750       --       --       --       --        --        --
Issuance costs of
 Series C stock....      --       --        --       --       --       --        (23)      (23)
Issuance of
 Series D stock....   2,419    15,945       --       --       --       --        --        --
Issuance costs of
 Series D stock....      --       --        --       --       --       --     (1,376)   (1,376)
Net loss...........      --       --        --       --       --       --    (11,534)  (11,534)
                    -------- --------- --------- -------- -------- -------- --------- ---------
BALANCE AT
DECEMBER 31, 1997..  11,606    36,644     4,135      251      --       --    (20,470)  (20,219)

Issuance of Series
 D stock related
 to acquisition
 of technology.....     106       702       --       --       --       --        --        --
Exercise of stock
 options...........      --       --        253      104      --       --        --        104
Deferred stock
 compensation
 related to
 stock options.....      --       --        --       111      --      (111)      --        --
Amortization of
 deferred stock
 compensation......      --       --        --       --       --         7       --          7
Stock compensation.      --                 --       162      --       --        --        162
Net loss...........      --       --        --       --       --       --    (13,418)  (13,418)
                    -------- --------- --------- -------- -------- -------- --------- ---------
BALANCE AT
DECEMBER 31, 1998..  11,712    37,346     4,388      628      --      (104)  (33,888)  (33,364)

Exercise of stock
 options:
   Pre reincor-
    poration.......      --       --        232      178      --       --        --        178
   Post reincor-
    poration.......      --       --        104      --        80      --        --         80
Deferred stock
 compensation
 related to
 stock options.....      --       --        --       --     2,418   (2,418)      --        --
Issuance of
 warrants related
 to leases and
 note payable
 (note 7)..........      --       --        --       --       281      --        --        281
Issuance of Series
 D stock related
 to acquisition
 of technology.....      87       573       --       --       --       --        --        --
Initial public
 offering of
 common stock, net.      --       --      4,453        5   44,535      --        --     44,540
Conversion of
 Convertible
 Redeemable
 preferred stock
 at initial public
 offering  ........ (11,799)  (37,919)   11,799       12   37,907      --        --     37,919
Effect of reincor-
 poration (note 9).      --       --        --      (802)     802      --        --        --
Conversion of
 warrants..........      --       --         95      --       --       --        --        --
Amortization of
 deferred stock
 compensation......      --       --        --       --       --       799       --        799
Stock compensation.      --       --        --       --       444      --        --        444
Employee stock
 purchase plan.....      --       --         26      --       222      --        --        222
Net loss...........      --       --        --       --       --       --    (13,219)  (13,219)
                    -------- --------- --------- -------- -------- -------- --------- ---------
BALANCE AT
DECEMBER 31, 1999..      --    $  --     21,097      $21  $86,689  ($1,723) ($47,107)  $37,880
                    ======== ========= ========= ======== ======== ======== ========= =========

The accompanying notes are an integral part of these consolidated financial statements.

(F-5)

RAMP NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                      Years Ended December 31,
                                                   -----------------------------
                                                     1999      1998      1997
                                                   --------- --------- ---------
Operating activities:
  Net loss........................................ ($13,219) ($13,418) ($11,534)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation..................................      714       502       349
    Loss (gain) on disposal of fixed assets.......        1        39        --
    Amortization of deferred stock compensation...      799         7        --
    Noncash compensation expense..................    1,099       162        --
    Noncash technology acquisition................      573       702        --
    Provision for doubtful accounts...............      735        41       132
    Provision for excess and obsolete inventory...       86       563       156
    Changes in operating assets and liabilities:
      Accounts receivable.........................   (4,491)    1,305    (2,060)
      Inventory...................................     (208)   (1,898)     (482)
      Prepaid expenses and other assets...........      (97)     (721)      (97)
      Accounts payable............................      327       967       695
      Accrued liabilities.........................    1,093       987        42
                                                   --------- --------- ---------
        Net cash used in operating activities.....  (12,588)  (10,762)  (12,799)
                                                   --------- --------- ---------
Investing activities:
  Purchase of property and equipment..............     (881)   (1,130)     (428)
  Proceeds from sale of assets....................       47        --        --
  Maturities of short-term investments............    2,500        --        --
  Purchases of short-term investments.............  (30,090)       --        --
                                                   --------- --------- ---------
        Net cash used in investing activities.....  (28,424)   (1,130)     (428)
                                                   --------- --------- ---------
Financing activities:
  Principal payments on capital lease
   obligations....................................     (116)      (73)     (103)
  Borrowings under long-term debt agreements......    5,999       676       324
  Repayments of long-term debt....................   (1,125)     (163)      (29)
  Net proceeds from issuance of common stock......   45,020       104        52
  Borrowings under bank lines of credit...........       --        --       650
  Repayment of bank line of credit................       --        --      (650)
  Proceeds from issuance of redeemable
   convertible preferred stock....................       --        --    23,296
                                                   --------- --------- ---------
        Net cash provided by financing activities.   49,778       544    23,540
                                                   --------- --------- ---------
Net increase (decrease) in cash and
  cash equivalents................................    8,766   (11,348)   10,313
Cash and cash equivalents, beginning of period....    3,764    15,112     4,799
                                                   --------- --------- ---------
Cash and cash equivalents, end of period..........  $12,530    $3,764   $15,112
                                                   ========= ========= =========
Supplemental disclosure of cash flow
 information:
  Interest paid...................................     $810       $60       $51
                                                   ========= ========= =========
  Property and equipment acquired under
   capital leases.................................     $305       $75       $15
                                                   ========= ========= =========

The accompanying notes are an integral part of these consolidated financial statements.

(F-6)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

      Ramp Networks, Inc. ("Ramp"), formerly Trancell Systems, Inc., a California corporation, was incorporated on February 17, 1994 and re-incorporated in Delaware in June 1999. Ramp develops, designs, manufactures and markets multi- user Internet access devices designed for small business and home use. Ramp sells its products through distributors and to original equipment manufacturers located in the United States and abroad.

2. Summary of Significant Accounting Policies:

Principles of Consolidation

      The consolidated financial statements include the accounts of Ramp and its subsidiary located in India. All significant intercompany accounts and transactions are eliminated in consolidation. The functional currency of Ramp's subsidiary is the U.S. dollar.

Use of Estimates in Preparation of Consolidated Financial Statements

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Risk

      Financial instruments that potentially expose the Company to concentrations of credit risk principally consist of cash and cash equivalents, marketable securities and accounts receivable.

      The Company limits the amounts invested in any one type of investment. The Company maintains its cash investments with two financial institutions. Management believes the financial risks associated with such deposits are minimal.

      The Company sells its products primarily through distributors and resellers. Sales are generally not collateralized, credit evaluations are performed as appropriate, and allowances are provided for estimated credit losses. Accounts receivable concentrated in the four largest customer account balances comprised 51% and 54% of accounts receivable as of December 31, 1999 and 1998, respectively.

(F-7)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The Company currently buys selected long-lead internal components for its products from a limited number of suppliers. Although there are a limited number of suppliers that sell these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause assembly delays and a possible loss of sales, which could adversely impact operating results.

Fair Value Of Financial Instruments

      For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, recorded amounts approximate fair value due to the relatively short maturity period. Based on interest rates available to the Company for debt with comparable maturities, the carrying values of the Company's long-term debt and capital lease obligations approximate fair values.

Cash and Cash Equivalents and Marketable Securities

      Cash equivalents consist of highly liquid financial instruments with an original maturity of three months or less from the date of purchase, and marketable securities consist of financial instruments with maturities ranging from greater than three months but less than one year in length. All of the Company's investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The securities are carried at fair value.

      The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income, net. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities are included in other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income, net.

Inventory

      Inventory includes the costs of materials, labor, and manufacturing overhead and is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

      Property and equipment are stated at cost. Depreciation and amortization for all property and equipment is computed using the straight-line method over the estimated useful lives of the assets, generally one to five years. Leasehold improvements and other leased assets are amortized over the shorter of their useful lives or the term of the lease. Repairs and maintenance costs are expensed as incurred.

(F-8)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Software Development Costs

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," Ramp capitalizes eligible computer software development costs upon the establishment of technological feasibility, which it has defined as completion of designing, coding, and testing activities. For each of the three years ended December 31, 1999, the amount of costs eligible for capitalization, after consideration of factors such as realizable value, were not material, and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of operations.

Sales and marketing

      Advertising and promotional costs are expensed as incurred. Advertising and promotional costs for the three years ended December 31, 1999, 1998 and 1997 were approximately $1,394,000, $1,740,000 and $1,590,000, respectively.

Stock-Based Compensation

      The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to employ the method proscribed by APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. Ramp has elected to continue to determine the value of stock- based compensation arrangements under the provisions of APB 25, and accordingly, it has included in Note 9 the pro forma disclosures required under SFAS No. 123.

Revenue Recognition

      Ramp's revenue consists principally of amounts earned from the sale of manufactured products. Revenue is recognized upon transfer of title and risks of ownership, which generally occurs upon product shipment. Certain agreements with distributors and retailers provide for rights of return, co-op advertising, price protection, and stock rotation rights. Ramp has reviewed the requirements of SFAS No. 48, "Revenue Recognition When Right of Return Exists", and has concluded that they have sufficient history and experience to quantify reserves required for these provisions. Accordingly, Ramp provides an allowance for returns and price adjustments and provides a warranty reserve at the point of revenue recognition. Reserves are adjusted periodically based upon historical experience and anticipated future returns, price adjustments, and warranty costs.

(F-9)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Loss

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which Ramp adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("comprehensive loss"). Comprehensive loss is the total of net loss and all other non-owner changes in equity. For each of the years ended December 31, 1999, 1998 and 1997, Ramp's comprehensive loss was equal to its net loss.

Net Loss Per Common Share

      Basic net loss per common share and diluted net loss per common share are presented in conformity with SFAS No. 128, "Earnings Per Share," for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if such stock had been outstanding for all periods presented. To date, Ramp has not had any issuances or grants for nominal consideration.

      In accordance with SFAS No. 128, basic and diluted net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following is a reconciliation of shares used in the calculation of basic and diluted net loss per common share (in thousands except per share amounts):

                                                       Years Ended December 31,
                                                       ------------------------
                                                       1999     1998     1997
                                                      ------  --------  -------
Net loss:                                           $(13,219) $(13,418)($11,534)
 Basic and diluted:
 Weighted average shares of common stock
  outstanding......................................   13,044     4,256    3,719
Less: Weighted average shares subject to repurchase      (91)     (417)    (774)
                                                     -------  --------  --------
Weighted average shares used in computing basic and
 diluted net loss per common share.................   12,953     3,839    2,945
                                                     =======  ========  ========

 Basic and diluted net loss per common share......    ($1.02)   ($3.50)  ($3.92)
                                                     =======  ========  ========

(F-10)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Ramp has excluded all redeemable convertible preferred stock and warrants for redeemable convertible preferred stock, prior to their conversion and additionally excluded outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per common share were approximately 8,828,000, 13,718,000, and 13,970,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Segment and Significant Customer Reporting

      During 1998, Ramp adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure.

      On this basis, Ramp is organized and operates as one business segment, the design, development, manufacture, and marketing of multi-user internet access devices designed for small business and home use.

      Revenue by region as a percentage of total revenue is as follows:

                                          Years Ended December 31,
                                          ------------------------
                                           1999     1998     1997
                                          ------ -------- --------
   North America.........................    83%     79%     81%
   Pacific Rim...........................    11%     12%     19%
   Europe................................     6%      9%     - %
                                          ------ -------- --------
      Total revenue                         100%    100%    100%
                                          ====== ======== ========

      Ramp's assets are primarily located in the United States. Long-lived assets outside the United States were not material for the years ended December 31, 1998 and 1999.

      The Company's customers exceeding 10% or more of total revenues for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                          Years ended December 31,
                                          ------------------------
                                            1999     1998    1997
                                          -------  ------ --------
Percentage of total revenue:

Ingram Micro.............................    26%     26%     12%
Tech Data................................    18%     24%     12%
Compaq...................................     2%     12%     37%

(F-11)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accounting For Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not believe this Statement will have a material impact on the financial condition or results of the operations as the Company does not currently hold any derivative instruments and does not engage in hedging activities.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3. Financial Instruments

      Cash equivalents and marketable securities classified as available-for-sale as of December 31, 1999, consisted of the following (in thousands):

                                                     December 31,
                                                     ------------
                                                         1999
                                                     ------------

Obligations of U.S. Government agencies...........     $ 8,968
Corporate debt....................................      14,636
Commercial paper..................................       5,956
                                                       -------
                                                       $29,560
                                                       =======
Classified as:
Cash equivalents..................................     $ 1,970
Marketable securities.............................      27,590
                                                       -------
                                                       $29,560
                                                       =======

      There were no amounts of marketable securities as of December 31, 1998. Expected maturity may differ from contractual maturity because issuers of the securities may have the right to prepay obligations without penalties.

(F-12)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. Inventory

      Inventory consisted of the following (in thousands):

                                                          December 31,
                                                         ---------------
                                                           1999    1998
                                                         ---------------
Raw materials........................................    $   699 $   221
Finished goods.......................................      1,574   1,930
                                                         ------- -------
                                                         $ 2,273 $ 2,151
                                                         ======= =======

Note 5. Property and Equipment

      Property and equipment consisted of the following (in thousands):

                                                          December 31,
                                                        ---------------
                                                          1999    1998
                                                        ------  -------
   Equipment.....................................      $  327    $  361
   Computers and purchased software..............       2,260     1,522
   Leasehold improvements........................         120       110
   Furniture and fixtures........................         413       393
                                                       ------   -------
                                                        3,120     2,386
   Less: Accumulated depreciation and
    amortization.................................      (1,396)   (1,087)
                                                       ------   -------
                                                       $1,724    $1,299
                                                       ======   =======

      Included in property and equipment are assets acquired under capital leases with original costs of approximately $713,000 and $408,000 as of December 31, 1999 and 1998, respectively. Accumulated amortization on the leased assets is approximately $559,000 and $321,000 as of December 31, 1999 and 1998, respectively.

      Also included in property and equipment are assets pledged as collateral for loans used to purchase fixed assets, with original cost of approximately $994,000 as of December 31, 1999 and 1998. Accumulated depreciation on these assets is approximately $521,000 and $391,000 as of December 31, 1999 and 1998, respectively.

(F-13)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 6. Accrued Liabilities

      Accrued liabilities consisted of the following (in thousands):

                                                               December 31,
                                                              ---------------
                                                                1999    1998
                                                              ---------------
   Accrued warranty.......................................... $  179 $    50
   Accrued compensation......................................  1,771     680
   Accrued legal and severance (note 10).....................    981      --
   Accrued liability related to purchased technology (note 11)    --     502
   Accrued legal and accounting..............................    180      41
   Accrued marketing development and co-operative funds......    206     108
   Accrued other.............................................    123     310
                                                              ------- -------
                                                             $ 3,440 $ 1,691
                                                              ======= =======

Note 7. Debt

      In July 1998, Ramp entered into an equipment loan agreement with a major lease provider . The equipment loan agreement provides for borrowings of up to $1,000,000. Borrowings are secured by the related capital equipment, bear interest at 7.5%, are payable ratably over a 36 month term through fiscal year 2002, are subject to a 15% termination payment, and have a balloon payment equal to 8.0% of the original principal due at the end of the term. As of December 31, 1999 and 1998, the principal amounts outstanding were $546,000 and $808,000, respectively.

      On March 5, 1999, the Company secured a working capital credit facility with a lender of up to the lower of $5.0 million or 100% of eligible accounts receivable and 50% of inventory. These borrowings which bear interest at 8.4%, are payable ratably over a 36 month term, are subject to a termination payment of 12.5% and are secured by accounts receivable and inventory. The Company has borrowed $3.0 million under this credit facility and at December 31, 1999, the balance outstanding was $2.5 million. In connection with this facility, the Company issued to the lender a warrant to purchase 71,056 shares of the Company's Series D redeemable convertible preferred stock for an aggregate purchase price of $625,000. The fair value of the warrants on the date of grant was determined to be $165,000 and was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates of 4.7%; expected dividend yields of 0%; expected life of 1.5 years; and expected volatility of 77%. This amount will be recognized as additional interest expense over the term of this arrangement with the lender.

      On March 31, 1999, the Company obtained a $3.0 million unsecured loan facility and borrowed $3.0 million under the facility. Borrowings under this facility bear interest at 14.6% and are payable ratably over a 36 month term. As of December 31, 1999, the loan balance outstanding was $2.6 million. In connection with this facility, the Company issued to the lender a warrant to purchase 27,999 shares of the Company's Series D redeemable convertible preferred stock

(F-14)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for an aggregate purchase price of $210,000. The fair value of the warrants on the date of grant was determined to be $116,000 and was estimated using the Black-Scholes model with the following assumptions: risk-free interest rates of 5.4%; expected dividend yields of 0%; expected life of 1.5 years; and expected volatility of 77%. This amount will be recognized as additional interest expense over the term of this arrangement with the lender.

      Maturities of long-term debt (excluding capital leases) at December 31, 1999 were approximately $2,233,000, $2,463,000 and $986,000 for fiscal years ending December 31, 2000, 2001 and 2002, respectively.

Note 8. Commitments and Contingencies

      The Company leases its Santa Clara, California facilities under an operating lease agreement that expires in October 2004. The facility consists of approximately 42,000 square feet of which approximately 19,000 square feet is sub-leased to various tenants under sub-lease agreements expiring throughout the year ending December 31, 2000.

      Rent expense under all operating leases for the years ended December 31, 1999, 1998 and 1997 was $691,000 ,$322,000, and $208,000, respectively (net of rental income of $448,000, $56,000 and $0 in 1999, 1998 and 1997, respectively).

      The Company also leases computers, office equipment, and furniture under long- term lease agreements that are classified as capital leases. The leases expire through July 2001 and require a final buyout payment at the end of the lease term.

      Future minimum lease payments at December 31, 1999 were as follows (in thousands):

                                                               Operating Capital
   Years Ended December 31,                                     Leases   Leases
   ------------------------                                    --------- -------
   2000.......................................................  $1,191     134
   2001.......................................................   1,259     125
   2002.......................................................   1,331      73
   2003.......................................................   1,359      --
   2004.......................................................   1,065      --
                                                                ------    ----
   Total minimum lease payments...............................   6,205    $332
     Less sub-lease rental payments...........................    (158)
                                                                ------
       Total minimum lease payments, net......................  $6,047
                                                                ======
   Less: imputed interest (10%--19%)..........................             (53)
                                                                          ----
   Present value of payments under capital leases.............             279
   Less: current portion......................................            (101)
                                                                          ----
   Long-term capital lease obligations........................            $178
                                                                          ====

(F-15)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The Company is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the financial position of Ramp.

Note 9. Stockholders' equity

Common stock

      In May 1999, the Company's shareholders approved a three-for-five reverse stock split of the Company's outstanding shares. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect this reverse stock split. Additionally in June, 1999, the Company reincorporated in the State of Delaware. Upon re- incorporation, the Company had 100,000,000 authorized shares of common stock, $.001 par value and 5,000,000 shares of undesignated preferred stock, $.001 par value.

Initial Public Offering

      The Company completed its initial public offering (the Offering) of 3,853,000 shares of common stock in June 1999 raising approximately $38.5 million, net of offering and distribution costs. Additionally, in July 1999, the underwriters exercised their 30 day over-allotment option and purchased 600,000 shares of common stock at the offering price of $11.00 from which the Company received $6.1 million, net of costs. As a result of the Offering, the Company issued, in aggregate, 4,453,000 shares of common stock for a net consideration $44.6 million.

      Concurrent with the Offering, each of the 4,798,000 shares of Series A redeemable convertible preferred stock outstanding, each of the 2,615,000 shares of Series B redeemable convertible preferred stock outstanding, each of the 1,774,000 shares of Series C redeemable convertible preferred stock outstanding and each of the 2,612,000 shares of Series D redeemable convertible preferred stock outstanding were converted into common shares of the Company's stock, resulting in the issuance of 11,799,000 shares of common stock. Additionally, a total of 126,689 warrants to purchase redeemable convertible preferred stock were converted to warrants to purchase common stock on a one-to-one basis.

(F-16)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Redeemable Convertible Preferred Stock

      A summary of the redeemable convertible preferred stock is as follows (in thousands except per share amounts):

                                 December 31, 1998
                      ----------------------------------------
                      Issued and   Issue Price    Liquidation
                      Outstanding   Per Share     Preference
                      -----------  ------------   ------------
     Series A            4,798        $0.6147         $2,949
     Series B            2,615        $3.442          $9,001
     Series C            1,774        $4.93           $8,749
     Series D            2,525        $6.59187       $16,647
                      -----------                 ------------
                        11,712                       $37,346
                      ===========                 ============

     In 1995 and 1996, the Company issued 3,171,000 and 1,626,773 shares, respectively, of its Series A Redeemable Convertible Preferred Stock (Series A). In 1996, the Company issued 2,614,999 shares of its Series B Redeemable Convertible Preferred Stock (Series B). In 1997, the Company issued 1,773,645 shares of its Series C Redeemable Convertible Preferred Stock (Series C). In 1997, 1998 and 1999 the Company issued 2,418,890 shares, 106,420 shares and 87,000 shares, respectively, of its Series D Redeemable Convertible Preferred Stock (Series D). Series A, Series B, Series C and Series D were issued at prices of $0.6147, $3.442, $4.93 and $6.59187 per share, respectively (the "Original Issue Price"). The rights with respect to Series A, Series B, Series C, and Series D are as follows:

      Dividends; Holders of Series A, Series B, Series C, and Series D were entitled to receive noncumulative dividends when and as declared by the board of directors at a rate of $0.0462, $0.2582, $0.37 and $0.493 per share, respectively, per annum. No dividends have been declared.

      Liquidation; In the event of any liquidation, dissolution, or winding up of Ramp, including a merger or sale of all or substantially all of the assets, the holders of Series A, Series B, Series C, and Series D are entitled to a distribution equal to the Original Issue Price, plus any declared but unpaid dividends, prior to and in preference to any distribution to the holders of common stock. The remaining assets, if any, shall be distributed ratably among the holders of the common stock pro rata based on the number of shares held.

      Conversion; The Series A, B, C, and D may be converted by the holder into common stock at any time at an initial conversion rate of one to one. The conversion rate is subject to adjustment for certain events, including stock splits, stock dividends and subsequent issuances of stock. Conversion occurs automatically upon the closing of an underwritten public offering with a minimum price per share of $8.33 and aggregate proceeds to Ramp of at least $10.0 million. Automatic conversion will also occur by series when a majority of each series of preferred shareholders give their written consent.

(F-17)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Voting; Each share of Series A, Series B, Series C, and Series D has voting rights equal to an equivalent number of shares of common stock into which it is convertible.

      Redemption; At the written request of the holders of the majority of voting power of the then outstanding preferred stock any time after April 30, 2002, Ramp shall, to the extent funds are legally available, redeem the preferred stock in increments over a three-year period. In such event, Ramp shall pay the Original Issue Price for each series, plus any declared but unpaid dividends adjusted for certain events, including stock splits, stock dividends, and subsequent issuances of stock. On or prior to each redemption payment date, Ramp is required to deposit the redemption amount with a bank or trust corporation in the form of an irrevocable trust fund.

      As stated, all shares of redeemable convertible preferred stock were converted to shares of common stock during June 1999,at the closing of the Company's Initial Public Offering.

Preferred Stock

      In June 1999 the Company approved the authorization of 5,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of December 31, 1999, no shares of preferred stock had been issued.

Deferred Compensation

      In connection with the grant of certain stock options to employees during the years ended December 31, 1998 and 1999, the Company recorded deferred compensation of approximately $111,000 and $2,418,000, respectively, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of these options. Approximately $7,000 and $799,000 was expensed during the years ended December 31, 1998 and 1999, respectively, and the balance will be expensed ratably over the period the options vest. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services. There were no forfeitures recorded during the years ended December 31, 1998 and 1999. No compensation expense related to any other periods presented has been recorded.

(F-18)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The total unamortized deferred stock compensation was $1,723,000 as of December 31, 1999 and will be amortized as follows:

     December 31, 2000         $565,000
     December 31, 2001         $565,000
     December 31, 2002         $554,000
     December 31, 2003         $ 39,000

     The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded, are forfeited.

Stock Options

      Ramp grants stock options under two stock option plans (the "Plans"). Under the terms of the Plans, incentive stock options may be granted to employees and nonstatutory stock options may be granted to employees and consultants at the discretion of the Board of Directors. Options granted under the Plans are exercisable at such times and under such conditions as determined by the Board of Directors, but the term of the option and the right of exercise may not exceed ten years from the date of grant. Generally, the options vest 25% on the first anniversary of the date of grant and monthly thereafter for 36 months.

      The exercise price of an option is determined by the Board of Directors based on the fair market value of Ramp's stock at the date the option is granted. For incentive stock options, the exercise price must not be less than 100% of the fair market value per share as determined by the Board of Directors on the date of grant. For nonstatutory stock options, the exercise price per share must not be less than 85% of the fair market value per share as determined by the Board of Directors on the date of grant.

      At December 31, 1999, an aggregate of 1,241,127 shares were available for future option grants under the Plans.

      Ramp accounts for the Plans under APB 25 whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. Had compensation expense for the stock option plans been determined consistent with SFAS No. 123, net losses would have increased to the following pro forma amounts (in thousands, except per share data):

                                                  Years Ended December 31,
                                                 ---------------------------
                                                  1999      1998      1997
                                                 -------  --------  --------
   Net loss as reported..................       $(13,219) $(13,418) $(11,534)
   Net loss pro forma....................       $(13,978) $(13,531) $(11,567)
   Net loss per share as reported........        $ (1.02) $  (3.50) $  (3.92)
   Net loss per share pro forma..........        $ (1.08) $  (3.53) $  (3.93)

(F-19)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997:

                                                    1999       1998      1997
                                                 ---------  --------- ---------
   Risk-free interest rate..............            5.8%       5.5%      7.0%
   Expected life of the option..........          3.9 years 4.3 years 4.3 years
   Dividend yield.......................             0%         0%        0%
   Volatility...........................            77%        77%        0%

      The following table summarizes stock option plan activity under the Plans:

                                                                     Weighted
                                                            Shares    Average
                                                             Under   Exercise
  Activity                                                  Options    Price
----------------------------------------                 ----------- --------
Outstanding as of December 31, 1996.....                   1,740,330  $  0.23
Options granted.........................                     862,959  $  1.23
Options exercised.......................                    (474,905) $  0.10
Options canceled........................                    (358,873) $  0.10
                                                          ----------
Outstanding as of December 31, 1997.....                   1,769,511  $  0.67
Options granted.........................                     774,134  $  1.67
Options exercised.......................                    (252,742) $  0.42
Options canceled........................                    (523,188) $  0.62
                                                          ----------
Outstanding as of December 31, 1998.....                   1,767,715  $  1.22
Options granted.........................                   2,015,188  $  9.84
Options exercised.......................                    (335,568) $  0.77
Options canceled........................                    (443,920) $  3.33
                                                          ----------
Outstanding as of December 31, 1999.....                   3,003,415  $  6.73
                                                          ==========
Exercisable as of December 31, 1999.....                     741,566  $  2.59
Exercisable as of December 31, 1998.....                     464,398  $  0.83
Exercisable as of December 31, 1997.....                     299,100  $  0.43

(F-20)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The following table summarizes the options outstanding at December 31, 1999:

                       Options Outstanding            Options Exercisable
                  ---------------------------------  ------------------------
                              Weighted    Weighted                 Weighted
                               Average     Average                  Average
   Range of                   Remaining   Exercise                 Exercise
Exercise Prices    Number       Years       Price      Number        Price
---------------   ---------   ---------   --------   ----------   ----------
 $0.08--0.42        251,108     6.76       $0.35        183,484       $0.33
 $0.83--1.67        872,733     8.20       $1.52        371,646       $1.48
 $2.50              355,713     9.09       $2.50         42,383       $2.50
 $7.50              619,987     9.23       $7.50        130,915       $7.50
 $9.94--11.00       558,412     9.54      $10.23          4,587      $10.17
$17.25--23.63       345,462     9.82      $21.80          8,551      $20.64
                  ---------                          ----------
$0.08--$23.63     3,003,415     8.83       $6.73        741,566    $   2.59
                  =========                          ==========

      In May 1999, the Company approved the 1999 Stock Incentive Plan (the "Incentive Plan"). A total of 2,400,000 shares of common stock have been reserved for issuance under the Incentive Plan, plus an annual increase of 600,000 shares in each of the fiscal years 2000 to 2004.

1999 Employee Stock Purchase Plan

      In April 1999, the Company approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 600,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of common stock through periodic payroll deductions of up to 15% of total compensation. Each offering period will have a maximum duration of six months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Ramp's common stock on the first day of the applicable offering period or on the last day of the respective purchase period (Purchase Plan Price). During 1999, a total of 26,290 shares were purchased at $8.45, which represented the Purchase Plan Price for the plan period ending October 31, 1999.

Restricted Stock Purchase Agreements

      Ramp has sold an aggregate of 3,651,299 shares of common stock to certain employees in connection with their employment arrangements. All of these shares were sold at the fair market value as of the date of purchase as determined by the board of directors. These shares are subject to stock repurchase agreements whereby Ramp has the right to repurchase unvested shares at the original price paid for the shares upon termination of employment engagements. The repurchase right generally lapses ratably over 48 months from the purchase date; however, 2,221,640 shares vested immediately on the date of sale. As of December 31,1999, no shares of common stock were repurchased under the stock repurchase agreements and all such shares have vested.

(F-21)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warrants

     During the years ended December 31, 1998 and 1999, the Company issued warrants to purchase redeemable convertible preferred stock of the Company. These warrants were issued in connection with equipment lease agreements and debt agreements (see note 7). The number of shares available for purchase under these warrants and the related exercise prices for conversion of the warrants were as follows:

                     Issued during 1998       Issued during 1999
                    ----------------------  ----------------------
                                 Exercise                Exercise
                      Shares       Price      Shares       Price
                    ----------  ----------  ----------  ----------
Series C              15,498      $4.52         --           --
Series D              12,136      $6.59       71,056      $8.796
                                              27,999      $7.50
                   ----------               ----------
   Total              27,634                  99,055
                   ==========               ==========

      At the Company's initial public offering in June 1999, the total warrants outstanding were 126,689 and were converted into warrants to purchase the equivalent number of shares of the Company's common stock. At December 31, 1999, all such warrants were converted to shares of common stock by the warrant holders. The holders exercised their right to convert on a cash-less basis and as such the Company issued to the warrant holders 95,083 shares of common stock for the conversion of the warrants to purchase 126,689 shares of common stock.

Note 10. Legal and severance costs

     For the year ended December 31, 1999, the Company recorded a charge of $1,169,000 for legal and severance costs related to certain disputes that have been on-going as well as related severance to a former employee of the Company. The charge consisted of cash and common stock options and included an estimate of other legal and associated costs expected to be incurred in these matters. A summary of the charge is as follows (in thousands, except common stock options):

                                   Common   Stock
                                   Stock   Option    Cash    Other   Total
                                  Options   Value    Value   Costs   Amount
                                 --------  ------   -----   ------  -------
Technology acquisition dispute..  29,882    $627     $75     $250     $952
Patent dispute..................   3,000      60      --       --       60
Employee severance..............   8,100     157      --       --      157
                                 --------  ------   -----   ------  -------
   Total                          40,982    $844    $ 75     $250   $1,169
                                 ========  ======   =====   ======  =======

(F-22)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The employee severance shares were issued during the year ended December 31, 1999. The technology acquisition and patent disputes were recorded as liabilities as of December 31, 1999 and have been subsequently settled by the payment of cash and or the issue of options to purchase common stock of the Company.

Note 11. Fax-Over-Internet Technology Acquisition

      In February 1998, Ramp acquired certain software technology relating to faxing over the Internet. Pursuant to this agreement, Ramp paid a total of $969,000, consisting of $267,000 in cash and legal fees and 106,420 shares of Series D Redeemable Convertible Preferred Stock valued at $6.59 per share, or approximately $702,000. The acquired software had not achieved technological feasibility as of the acquisition date and had no alternative future use, accordingly, the value of the acquired technology was recorded as research and development expense in the accompanying statement of operations and comprehensive loss for the year ended December 31, 1998.

      The agreement also provided for additional consideration to be paid for contract development work associated with ongoing development of the technology. The consideration consisted of 87,000 shares of Series D Redeemable Convertible Preferred Stock which were issued upon the achievement of specified development milestones. The value of this additional consideration was $686,000 and has been expensed ratably over the period during which the related services were performed. As of December 31, 1999, all milestones were met, the consideration was expensed and the stock issued.

Note 12. Income taxes

      The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). A valuation allowance has been recorded for the total net deferred tax asset as a result of uncertainties regarding realization of the assets based upon the limited operating history of Ramp, the lack of profitability to date and the uncertainty of future profitability. The components of the net deferred tax asset are as follows, (in thousands):

                                                                December 31,
                                                              -----------------
                                                                1999      1998
                                                              -------  --------
   Net operating loss carryforwards.......................... $14,771  $ 10,878
   Reserves and accruals.....................................   1,320     1,017
   Capitalized research and development......................     806       508
   Research and development credits..........................   1,028       690
                                                              -------  --------
   Total deferred tax assets.................................  17,925    13,093
   Valuation allowance....................................... (17,925)  (13,093)
                                                              -------  --------
   Net deferred tax assets................................... $   --  $     --
                                                              =======  ========

(F-23)

RAMP NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      As of December 31, 1999, Ramp had federal net operating loss carryforwards of approximately $41 million and state net operating loss carryforwards of approximately $16 million. The federal net operating loss and other tax credit carryforwards expire on various dates beginning in 2010 through 2019. The state net operating loss carryforwards will expire beginning in 2003.

      Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

      The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as follows:

                                                            Year Ended
                                                           December 31,
                                                       ---------------------
                                                       1999    1998    1997
                                                       -----   -----   -----
   Federal statutory rate........................      (34.0)% (34.0)% (34.0)%
   State taxes, net of federal benefit...........       (5.8)   (5.8)   (5.8)
   Non-deductible expenses.......................        2.4     --      --
   Change in valuation allowance.................       37.4    39.8    39.8
                                                       -----   -----   -----
                                                           0%     0%     0%
                                                       =====   =====   =====

Note 13. 401(k) Plan

      The Company provides to its U.S. employees a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan, which covers our eligible employees. Pursuant to the 401(k) plan, employees may elect to reduce their current annual compensation up to the lesser of 15% or the statutorily prescribed limit, which is $10,000 in calendar year 1999, and have the amount of the reduction contributed to the 401(k) plan. The Company does not currently match any percentage of the employees contribution to this plan.

(F-24)

RAMP NETWORKS, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In thousands)

                                    Balance   Charged  Reversals              Balance
                                      at        to        to                    at
                                   beginning costs and costs and              end of
        Description / Year         of period expenses  expenses  (Deductions) period
---------------------------------- --------- --------- --------- ----------- ---------
Allowance For Doubtful Accounts:

  1999............................     $123      $735        --        ($57)     $801

  1998............................      107        41        --         (25)      123

  1997............................      $30      $132        --        ($55)     $107

(F-25)