Form 10-Q
period 2000-03-31
RAMP NETWORKS INC
filed 2000-05-11
CIK 1084145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of March 31, 2000, there were 21,269,331 shares of the Registrant's Common Stock outstanding.

Ramp Networks, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets at March 31, 2000 and December 31, 1999	**

Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999	**

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999	**

Notes to Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Ramp Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

                                                        March 31,  December 31,
                                                         2000          1999
                                                     ------------  ------------
                                                     (unaudited)
                          ASSETS
Current Assets:
  Cash and cash equivalents........................      $11,115       $12,530
  Marketable securities............................       21,537        27,590
  Accounts receivable, net.........................        6,100         4,523
  Inventory........................................        3,396         2,273
  Prepaid expenses and other current assets........        1,410           900
                                                     ------------  ------------
   Total current assets............................       43,558        47,816
Property and equipment, net........................        2,286         1,724
Other assets.......................................          403           375
                                                     ------------  ------------
   Total assets....................................      $46,247       $49,915
                                                     ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligation......         $103          $101
  Current portion of long-term debt................        2,307         2,233
  Accounts payable.................................        4,758         2,634
  Accrued liabilities..............................        2,658         3,440
                                                     ------------  ------------
   Total current liabilities.......................        9,826         8,408
Capital lease obligations, less
 current portion...................................          151           178
Long-term debt, less current portion...............        2,845         3,449
                                                     ------------  ------------
   Total liabilities...............................       12,822        12,035
                                                     ------------  ------------

Stockholders' equity:
  Preferred stock - 5,000 authorized, $.001
    par value, no shares issued at March
    31, 2000 and December 31, 1999.................           --            --
  Common stock - 100,000 authorized, $.001
    par value, issued and outstanding -
    21,269 and 21,097 at March 31, 2000 and
    December 31, 1999, respectively ...............           21            21
  Additional paid-in capital.......................       87,622        86,689
  Deferred stock compensation......................       (1,581)       (1,723)
  Accumulated deficit..............................      (52,637)      (47,107)
                                                     ------------  ------------
   Total stockholders' equity......................       33,425        37,880
                                                     ------------  ------------
   Total liabilities and stockholders' equity......      $46,247       $49,915
                                                     ============  ============

See accompanying Notes to Condensed Consolidated Financial Statements.

Ramp Networks, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(unaudited)

                                          Three Months Ended
                                              March 31,
                                         -------------------
                                            2000      1999
                                         --------- ---------
Revenue................................    $5,583    $3,883
Cost of revenue........................     3,840     2,612
                                         --------- ---------
Gross margin...........................     1,743     1,271
                                         --------- ---------

Operating expenses:
  Research and development
    (excluding amortization of
    deferred stock compensation of
    $58 in 2000 and $166 in 1999)......     1,662     1,258
  Sales and marketing
    (excluding amortization of
    deferred stock compensation of
    $51 in 2000 and $135in 1999)......      4,560     2,097
  General and administrative
    (excluding amortization of
    deferred stock compensation of
    $33 in 2000 and $75 in 1999)......      1,132       471
  Amortization of deferred
     compensation......................       142       376
                                         --------- ---------
Total operating expenses...............     7,496     4,202
                                         --------- ---------
Loss from operations...................    (5,753)   (2,931)
Interest expense.......................      (223)      (34)
Other income (expense).................       446       (24)
                                         --------- ---------
Net loss...............................   ($5,530)  ($2,989)
                                         ========= =========

Basic and diluted net loss per             ($0.26)   ($0.71)
                                         ========= =========
Shares used in computing basic and
  diluted net loss per common share.....   21,183     4,232
                                         ========= =========

See accompanying Notes to Condensed Consolidated Financial Statements.

Ramp Networks, Inc.
Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)
(Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                              2000        1999
                                                          ----------  ----------
Operating activities:
  Net loss.............................................     ($5,530)    ($2,989)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation.......................................         190         141
    Gain on disposal of fixed assets...................         --          (19)
    Noncash compensation expense.......................         181         484
    Provision for doubtful accounts....................          45           8
    Provision for excess and obsolete inventory........         --           25
    Changes in operating assets and liabilities:
      Accounts receivable..............................      (1,622)       (816)
      Inventory........................................      (1,123)     (1,074)
      Prepaid expenses and other assets................        (538)       (130)
      Accounts payable.................................       2,124         721
      Accrued liabilities..............................        (124)        492
                                                          ----------  ----------
        Net cash used in operating activities..........      (6,397)     (3,157)
                                                          ----------  ----------
Investing activities:
  Purchase of property and equipment...................        (752)       (128)
  Proceeds from sale of assets.........................         --           44
  Maturities of short term investments.................      11,000         --
  Purchases of short term investments..................      (4,947)        --
                                                          ----------  ----------
        Net cash provided (used) by investing
          activities...................................       5,301         (84)
                                                          ----------  ----------
Financing activities:
  Principal payments on capital lease obligations......         (25)        (30)
  Borrowings under long term debt agreements...........         --        4,303
  Repayments of long term debt.........................        (530)        (94)
  Net proceeds from issuance of common stock...........         236          45
                                                          ----------  ----------
        Net cash (used) provided by financing
          activities...................................        (319)      4,224
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents...      (1,415)        983
Cash and cash equivalents, beginning of period.........      12,530       3,764
                                                          ----------  ----------
Cash and cash equivalents, end of period...............     $11,115      $4,747
                                                          ==========  ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

Ramp Networks, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Ramp Networks, Inc. ("Ramp"), formerly Trancell Systems, Inc., a California corporation, was incorporated on February 17, 1994 and re-incorporated in Delaware in June 1999. Ramp develops, designs, manufactures and markets multi-user Internet access devices designed for small business and home use. Ramp sells its products through distributors and value added resellers and to original equipment manufacturers located in the United States and abroad.

2. Summary of Significant Accounting Policies:

Basis of Presentation

The condensed consolidated financial statements have been prepared by Ramp, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Ramp Networks, Inc., and its wholly-owned subsidiary (collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2000 and the operating results and cash flows for the three months ended March 31, 2000 and 1999.

The condensed consolidated balance sheet at December 31, 1999 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the future quarters or the year ending December 31, 2000.

Use of Estimates in Preparation of Condensed Consolidated Financial Statements

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Sales and marketing

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs for the three months ended March 31, 2000 and 1999, were approximately $770,000 and $256,000, respectively.

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

Comprehensive Loss

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which Ramp adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("comprehensive loss"). Comprehensive loss is the total of net loss and all other non-owner changes in equity. For the three months ended March 31, 2000 and 1999, the Company's comprehensive loss was equal to its net loss.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding. The Company issued 3,853,000 shares of common stock and converted all of its outstanding redeemable convertible preferred stock to common stock on June 22, 1999, the date of the Company's initial public offering. Additionally, in July 1999, the underwriters of the initial public offering exercised their over-allotment option to purchase 600,000 shares of the Company's common stock.

Basic and diluted net loss per common share are the same in the accompanying condensed consolidated statements of operations since potential common shares from conversion of preferred stock and warrants, prior to their conversion to common stock, stock options and shares subject to repurchase are antidilutive for computing diluted net loss per common share. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98 and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

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

Revenue by region as a percentage of total revenue is as follows:

                                               Three Months Ended
                                                    March 31,
                                            -----------------------
                                                2000        1999
                                            ----------- -----------
   North America.........................           87%         89%
   Pacific Rim...........................            8%          5%
   Europe................................            5%          6%
                                            ----------- -----------
      Total revenue......................          100%        100%
                                            =========== ===========

The Company's customers representing 10% or more of total revenues were as follows:

                                               Three Months Ended
                                                    March 31,
                                            -----------------------
                                                2000        1999
                                            ----------- -----------
   Ingram Micro..........................           28%         26%
   Tech Data.............................           28%         16%
   Compaq................................           --%         11%
   Telsource Corp........................           14%         --%

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

Reclassifications

Certain prior year amounts may have been reclassified to conform to the current year presentation.

NOTE 3. INVENTORY

Inventories consisted of the following (in thousands):

                                             March 31,  December 31,
                                               2000        1999
                                            ----------- -----------
   Raw materials...........................       $554        $699
   Finished goods..........................      2,842       1,574
                                            ----------- -----------
                                                $3,396      $2,273
                                            =========== ===========

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

We were incorporated in California in February 1994 and reincorporated in Delaware in June 1999. Our wholly-owned subsidiary, Ramp Networks Private Limited, is incorporated in India and performs research and development us. From our inception in February 1994 through early 1995, we were focused on developing products for the asynchronous transfer mode market. We subsequently licensed this technology to a related party and focused on the small office market for shared Internet access solutions. From early 1995 through May 1996 our operating activities were related primarily to developing, prototyping and testing our first WebRamp product, staffing our administrative, sales and marketing and operations organizations and establishing relationships with Value Added Resellers (VAR's), Internet Service Providers (ISP's) and mail order catalogs for the distribution of our products. June 1996, we commenced shipments of our first ISDN-based WebRamp product. The quarter ended March 31, 2000 was the first quarter that the Company has shipped volume production units of all its DSL products, namely; ADSL - WebRamp 600I , SDSL WebRamp 500I and WebRamp 510I, and IDSL - WebRamp 450i.

Our revenue is derived primarily from the sale of our WebRamp family of products. We market and sell our products via a two-tier distribution system primarily to distributors, such as Ingram Micro and Tech Data (in North America), who then resell our products to VAR's, selected retail outlets, mail order catalogs and ISP's. These VAR's then sell our products to end-users. Additionally, we also sell our products to Original Equipment Manufacturers (OEM) and with the advent of our DSL portfolio will sell to VAR's and ISP's that work directly with DSL service providers or carriers. The Company's customers representing 10% or more of total revenues for the three months ended March 31, 2000 and 1999, were as follows:

                                               Three Months Ended
                                                    March 31,
                                            -----------------------
                                                2000        1999
                                            ----------- -----------
   Ingram Micro..........................           28%         26%
   Tech Data.............................           28%         16%
   Compaq................................           --%         11%
   Telsource Corp........................           14%         --%

The level of sales to any customer may vary from quarter to quarter. However, we expect that sales to Ingram Micro and Tech Data will continue to represent a significant portion of our revenue.

The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency. Doing so will expose us to losses due to fluctuations in exchange rates between the U.S. dollar and the particular local currency. We may choose to limit any currency exposure through the purchase of forward foreign exchange contracts or other hedging strategies, but such strategies may not be successful in avoiding exchange-related losses. See "Risk Factors. If We Are Not Successful in Expanding Our Business in International Markets, Our Growth Will Suffer". Revenue by geographical region as a percentage of the Company's total revenue is as follows:

                                               Three Months Ended
                                                    March 31,
                                            -----------------------
                                                2000        1999
                                            ----------- -----------
   North America.........................           87%         89%
   Pacific Rim...........................            8%          5%
   Europe................................            5%          6%
                                            ----------- -----------
      Total revenue......................          100%        100%
                                            =========== ===========

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

We generally expect to experience price pressure due to the impact of competition, and average selling prices have varied considerably in the past based on such price pressure and also with the mix of the various products shipped by the Company. Additionally, OEM unit pricing is generally lower than distribution pricing. Pricing in the OEM market depends on the specific features and functional content of the products sold, the degree of integration with the OEM's products, purchase volumes and the level of sales and service support.

The Company uses "turn-key" suppliers for the purchase, assembly and packaging of all products sold that require hardware components. From time to time the Company has made strategic purchases of material components from vendors to ensure supply of critical components for its products. Significant portions of the critical components used in the Company's products are multi-source to ensure adequate supply to our turn-key vendors. Key components such as processors and certain types of memory, including "flash" memory, are and have been a consistent variable in the market place for both supply and price. As such the Company continually manages such supply with vendors to meet the requirements of its own demand for finished products.

Until recently, our cost of revenue has declined as a percentage of revenue since we first began shipping products. The initial higher cost of revenue included higher component and manufacturing costs associated with lower initial production volumes, as well as overhead costs which were applied to a lower number of units produced. As volumes have increased, our cost of revenue has declined as a percentage of revenue as a result of lower costs in components, manufacturing and overhead on a per-unit basis. Our gross margins are affected by fluctuations in manufacturing volumes and component costs, and the mix of products sold. During the three months ended March 31, 2000, gross margin as a percentage of revenue declined as compared to the three months ended March 31, 1999 and the three months ended December 31, 1999. During the three months ended March 31, 2000, the Company's revenue included significantly higher unit volumes of its new DSL products. These products currently have higher unit costs as volume production levels have not been achieved, as yet, with the Company's vendors that supply such products. As the DSL product volumes increase, the cost per unit of these products will reduce and should be reflected by higher gross margin as a percentage of revenue. Although the Company expects the gross margin as a percentage of revenue to improve, the product portfolio for DSL products is varied and as such the manufacturing costs of the different products vary also. Predicting the future mix of such volumes is difficult and as such we cannot assure you that we will maintain or increase our gross margins as a percentage or revenues.

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

Since our inception, we have incurred significant losses and, as of March 31, 2000, we had an accumulated deficit of $52.6 million. These losses have resulted primarily from our activities to develop our products, establish brand recognition and to develop our distribution channels.

As of December 31, 1999, we had net operating loss carryforwards of $41 million for federal purposes and $16 million for state purposes. The federal and state net operating loss carry-forwards expire on various dates through 2019. We have provided a full valuation allowance against our deferred tax assets, consisting primarily of net operating loss carry-forwards, because of the uncertainty regarding their realization. Further, these net operating loss carry-forwards could be subject to limitations due to changes in our ownership resulting from equity financing.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of revenue.

                                          Three Months Ended
                                              March 31,
                                         -------------------
                                            2000      1999
                                         --------- ---------

Revenue................................     100.0%   100.0%
Cost of revenue........................      68.8      67.3
                                         --------- ---------
Gross margin...........................      31.2      32.7
                                         --------- ---------

Operating expenses:
  Research and development.............      29.8      32.4
  Sales and marketing..................      81.7      54.0
  General and administrative...........      20.2      12.1
  Amortization of deferred
     compensation......................       2.5       9.7
                                         --------- ---------
Total operating expenses...............     134.2     108.2
                                         --------- ---------
Loss from operations...................    (103.0)    (75.5)
Interest expense.......................      (4.0)     (0.9)
Other income (expense).................       8.0      (0.6)
                                         --------- ---------
Net loss ..............................     (99.1)%   (77.0)%
                                         ========= =========

Three Months Ended March 31, 2000 and 1999

Revenue. Revenue increased 44% to $5.6 million in the three months ended March 31, 2000 from $3.9 million in the three months ended March 31, 1999. The increase was primarily due to continued growth in the WebRamp 700 series of security products and the introduction of our DSL products dominated by the Company's new line of SDSL and ADSL products servicing the "broadband" market. Revenue growth was reported in all geographic regions, with particular strength in North America reflecting the growth in the security and broadband products.

Gross margin. The company's total gross margin increased from $1.3 million, or 33% of revenue, for the three months ended March 31, 1999 to $1.7 million, or 31% of revenue, for the three months ended March 31, 2000. The decline in gross margin as a percentage of revenue resulted primarily from the higher unit volumes of DSL products which are currently supplied by the Company's vendors at low volume and as such high unit prices. The Company expects the costs of these products to be reduced significantly in the future as volumes of the Company's DSL product shipments continue to increase.

Research and development expenses. Research and development expenses increased from $1.3 million, or 32% of revenue, for the three months ended March 31, 1999 to $1.7 million, or 30% of revenue, for the three months ended March 31, 2000. This increase reflects significant activity on engineering projects associated with the introduction of the Company's new DSL products as well as efforts focused on "voice-over-DSL" technologies. The Company expects research and development expenditures to increase in the future as the Company continues to invest in new technologies.

Sales and marketing expenses. Sales and marketing expenses increased from $2.1 million, or 54% of revenue, for the three months ended March 31, 1999 to $4.6 million, or 82% of revenue, for the three months ended March 31, 2000. Sales and marketing expenses for the three months ended March 31, 2000 reflects increased selling expenditures for the hire of new support staff for the carrier organization to support the expansion into the DSL market. Additionally, the Company has expanded its advertising, promotions and marketing support efforts in both Europe and the Pacific Rim region to develop further markets for the Company's products. The Company intends to continue to pursue selling and marketing activities aggressively and, therefore, expects these costs to increase in absolute dollars in the future, however, the expenditures as a percent of revenue should decline.

General and administrative expenses. General and administrative expenses increased from $0.5 million, or 12% of revenue, for the three months ended March 31, 1999 to $1.1 million, or 20% of revenue, for the three months ended March 31, 2000. General and administrative expenses increased primarily due to the addition of certain finance and administrative personnel, including a Chief Financial Officer. Additionally, the Company incurred costs for recruiting, reflecting its active hiring program and the general high cost of recruiting in the current market environment.

Amortization of deferred compensation.Amortization of deferred compensation was $0.1 million and $0.4 million for the three months ended March 31, 2000 and 1999, respectively. This amortization is associated with recorded deferred compensation of $2.5 million related to stock options granted in the year ended December 31, 1998 and during the three months ended March 31, 1999 at less than their deemed fair market value. The Company amortizes the deferred compensation over the vesting periods of the applicable options.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of March 31, 2000 consisted of $32.7 million in cash equivalents and marketable securities, a $1.0 million fixed asset lease line, a working capital credit facility with a borrowing limit of up to the lower of $5.0 million or 100% of eligible accounts receivable and 50% of inventory and a $3.0 million bridge loan facility. As of March 31, 2000, we had utilized $1.0 million under the fixed asset lease line. Borrowings under the fixed asset lease line bear interest at 7%, are payable ratably over a 36 month term, are subject to a 15% termination payment and are secured by the fixed assets that are leased under the line. As of March 31, 2000, we had borrowed $3.0 million under the working capital credit facility. Borrowings under this facility bear interest at 8.4%, are payable ratably over a 36 month term, are subject to a termination payment of 12.5% and are secured by our receivables and inventory. Also as of March 31, 2000, we had borrowed $3.0 million under our bridge loan facility. Borrowings under this facility bear interest at 14.6% and are payable ratably over a 36 month term. Certain of these debt agreements contain provisions that limit the payment of cash dividends.

Since inception, we have financed our operations primarily through the sale of stock, capital equipment lease lines and working capital lines of credit.

Net cash used in operating activities was $6.4 million and $3.2 million in the three months ended March 31, 2000 and 1999, respectively. The cash utilized in both periods was attributable primarily to net losses and working capital required to fund the Company's growth in operations, including inventory and accounts receivable.

Net cash provided by investing activities was $5.3 million for the three months ended March 31, 2000, consisting primarily of $6.1 million in maturities of marketable securities net of purchases of new marketable securities. Additionally, the cash provided by investing activities for the three months ended March 31, 2000 consisted of the purchase of $0.8 million in property and equipment. Cash used in investing activities was $0.1 million for the three months ended March 31, 1999 and reflected the purchase of property and equipment. The Company has planned capital commitments of approximately $2.5 million for the year ending December 31, 2000.

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2000 reflecting $0.5 million in the scheduled pay down of the Company's debt offset by $0.2 million in cash generated from the issuance of common stock associated with the exercise of employee stock options. Net cash provided by financing activities for the three months ended March 31, 1999 was $4.2 million and primarily reflected borrowings under the Company's debt agreements.

The Company believes that its current cash equivalents, marketable securities and debt facilities together with anticipated future revenues will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. See "Risk Factors - We expect to Continue to Experience Negative Cash Flow From Operations and Maybe Unable to Meet Our Future Capital Requirements Through the Issuance of Additional Securities".

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

In anticipation of this prevailing issue, the Company completed extensive reviews and testing to identify prospective problems and completed conversions to alternative solutions that could handle the change to January 1, 2000. The Company experienced no major problems or failures either directly or indirectly and as such there were no business interruptions caused by the date change. Notwithstanding that the Company did not experience any major problems on the date change, management is monitoring this area and will continue to do so to ensure that no major disruptions to business occur related to this matter.

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

We Have a History of Losses, We Expect Future Losses and We Cannot Assure You That We Will Achieve or Maintain Profitability

We have incurred losses since we commenced operations in February 1994. We incurred net losses of $6.3 million in 1996, $11.5 million in 1997, $13.4 million in 1998 and $13.2 million in 1999. As of March 31, 2000, we had an accumulated deficit of $52.6 million. We have not achieved profitability and although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. We may not generate a sufficient level of revenue to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenue. If revenue grows slower than we anticipate, if gross margins do not improve or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis.

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
  our ability to obtain sufficient supplies of sole or limited source components for our products;
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

We Depend on Contract Manufacturers for Substantially All of Our Manufacturing Requirements and We May Be Unable to Successfully Expand Our Manufacturing Operations as We Grow

We have developed a highly out-source contract manufacturing capability for the production of our products. Therefore, we rely on third party contract manufacturers to procure components, assemble, test and package our products. Our primary turn-key manufacturing partners are Micron Custom Manufacturing Services, Inc., Discopy Labs Corporation and SMT Unlimited, Inc. Any interruption in the operations of one or more of these contract manufacturers or delays in their shipment of products would adversely affect our ability to meet scheduled product deliveries to our customers.

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

The Market in Which We Sell Our Products is Intensely Competitive and Our Business Would Be Adversely Affected If We Lose Market Share or Otherwise Fail to Successfully Compete in This Market

We compete in a new, rapidly evolving and highly competitive market. We expect competition to persist and intensify in the future. Our current and potential competitors offer a variety of competitive products, including shared Internet access devices such as the products offered by 3Com, thin servers, and high-end networking equipment such as routers and switches offered by companies such as Lucent, Cisco, Intel, Efficient and Netopia.

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

If We Are Unable to Adequately Protect Our Intellectual Property Rights Other Companies May Use our Intellectual Property to Develop Competitive Products that May Reduce Demand for Our Products

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot assure you that any issued or pending patents will protect our intellectual property or that they will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued.

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

In March 1999, we received a letter from NovaWeb Technologies, Inc. (NovaWeb) alleging that certain of our products may infringe one of NovaWeb's patents pertaining to intelligent modem bonding technology. On May 21, 1999, NovaWeb filed a complaint in the United States District Court Northern District of California against us alleging infringement of this patent. In February, 2000 the Company and Novaweb signed a Settlement and Patent License Agreement whereby the Company will pay NovaWeb a 1% royalty on net sales of certain of the Company's products commencing February 15, 2000. As consideration , the Company pre-paid to NovaWeb $350,000 in future royalties. The maximum royalty payable under this non-exclusive worldwide license agreement is $1,500,000. In relation to this agreement, NovaWeb has filed a dismissal for all claims.

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

On October 13th, 1999, the Company and certain former employees of the Company appeared in the United States District Court Northern District of California in San Jose and agreed to a settlement of claims made by the former employees in exchange for cash and shares of common stock of the Company. The dispute between the parties was associated with the prior acquisition by the Company of certain technologies and assets in June 1998. The estimated cost associated with this settlement was included in the Legal and severance cost charge included in the Statement of Operations for the year ended December 31, 1999. The parties to the dispute signed a settlement agreement on January 10, 2000 and the dispute was formally dismissed on February 7, 2000. During the three months ended March 31, 2000 a total of 29,882 shares of stock were issued in accordance with this settlement.

In March 1999, the Company received a letter from NovaWeb Technologies , Inc. (NovaWeb) alleging that certain of the Company's products may have infringed on NovaWeb's patents pertaining to intelligent modem bonding technology. On May 21, 1999, NovaWeb filed a complaint in the United States District Court Northern District of California against the Company alleging infringement of this patent. In February 2000, the Company and NovaWeb signed a Settlement and Patent License Agreement whereby the Company will pay NovaWeb a 1% royalty on net sales of certain of the Company's products commencing February 15, 2000. As consideration, the Company paid NovaWeb $350,000 as a prepayment for future royalties. The maximum cumulative royalty payable under this non-exclusive worldwide license agreement is $1,500,000. In relation to this agreement NovaWeb has filed a dismissal for all claims.

Additionally, from time to time the Company is involved in certain other legal proceedings in the ordinary course of business. None of such proceedings are expected to have a material adverse impact on the Company's business, results of operations or financial condition.

ITEM 2. Changes in Securities and Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securityholders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K
  The following exhibits are filed as part of this report:

27.01 Financial Data schedule (For Edgar filing only)

(b) There were no other reports on Form 8-K filed during the quarter ended March 31, 2000

Ramp Networks, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2000

Ramp Networks, Inc.

(Registrant)

By:	/s/ TERRY GIBSON

Terry Gibson
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)