Form 10-Q
period 2000-06-30
RAMP NETWORKS INC
filed 2000-08-14
CIK 1084145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of July 31, 2000, there were 21,664,868 shares of the Registrant's Common Stock outstanding.

Ramp Networks, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999	**

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999	**

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999	**

Notes to Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Ramp Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

                                                        June 30,   December 31,
                                                         2000          1999
                                                     ------------  ------------
                                                     (unaudited)
                          ASSETS
Current Assets:
  Cash and cash equivalents........................       $5,984       $12,530
  Marketable securities............................       15,585        27,590
  Accounts receivable, net.........................        9,037         4,523
  Inventory........................................        3,937         2,273
  Prepaid expenses and other current assets........        1,657           900
                                                     ------------  ------------
   Total current assets............................       36,200        47,816
Property and equipment, net........................        2,941         1,724
Other assets.......................................          483           375
                                                     ------------  ------------
   Total assets....................................      $39,624       $49,915
                                                     ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligation......         $114          $101
  Current portion of long-term debt................        2,363         2,233
  Accounts payable.................................        2,834         2,634
  Accrued liabilities..............................        3,247         3,440
  Deferred revenue.................................        1,350            --
                                                     ------------  ------------
   Total current liabilities.......................        9,908         8,408
Capital lease obligations, less
 current portion...................................          114           178
Long-term debt, less current portion...............        2,238         3,449
                                                     ------------  ------------
   Total liabilities...............................       12,260        12,035
                                                     ------------  ------------

Stockholders' equity:
  Preferred stock - 5,000 authorized, $.001
    par value, no shares issued at June
    30, 2000 and December 31, 1999.................           --            --
  Common stock - 100,000 authorized, $.001
    par value, issued and outstanding -
    21,542 and 21,097 at June 30, 2000 and
    December 31, 1999, respectively ...............           21            21
  Additional paid-in capital.......................       88,488        86,689
  Deferred stock compensation......................       (1,440)       (1,723)
  Accumulated deficit..............................      (59,705)      (47,107)
                                                     ------------  ------------
   Total stockholders' equity......................       27,364        37,880
                                                     ------------  ------------
   Total liabilities and stockholders' equity......      $39,624       $49,915
                                                     ============  ============

See accompanying Notes to Condensed Consolidated Financial Statements.

Ramp Networks, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(unaudited)

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                         ------------------- -------------------
                                            2000      1999      2000      1999
                                         --------- --------- --------- ---------
Revenue................................    $5,765    $4,533   $11,348    $8,416
Cost of revenue........................     3,827     2,787     7,667     5,399
                                         --------- --------- --------- ---------
Gross margin...........................     1,938     1,746     3,681     3,017
                                         --------- --------- --------- ---------

Operating expenses:
  Research and development
    (excluding amortization of
    deferred stock compensation of
    $58 and $63 for the three months
    ended June 30, 2000 and 1999,
    respectively, and $116 and $229
    for the six months ended June
    30, 2000 and 1999, respectively...      2,090     1,087     3,752     2,345
  Sales and marketing
    (excluding amortization of
    deferred stock compensation of
    $50 and $50 for the three months
    ended June 30, 2000 and 1999,
    respectively, and $101 and $185
    for the six months ended June
    30, 2000 and 1999, respectively...      4,952     2,164     9,512     4,261
  General and administrative
    (excluding amortization of
    deferred stock compensation of
    $33 and $28 for the three months
    ended June 30, 2000 and 1999,
    respectively, and $66 and $103
    for the six months ended June
    30, 2000 and 1999, respectively...      2,038       698     3,170     1,169
  Amortization of deferred
     compensation......................       141       141       283       517
                                         --------- --------- --------- ---------
Total operating expenses...............     9,221     4,090    16,717     8,292
                                         --------- --------- --------- ---------
Loss from operations...................    (7,283)   (2,344)  (13,036)   (5,275)
Interest expense.......................      (174)     (213)     (457)     (230)
Other income (expense).................       389        99       895        58
                                         --------- --------- --------- ---------
Net loss...............................   ($7,068)  ($2,458) ($12,598)  ($5,447)
                                         ========= ========= ========= =========

Basic and diluted net loss per             ($0.33)   ($0.45)   ($0.59)   ($1.12)
                                         ========= ========= ========= =========
Shares used in computing basic and
  diluted net loss per common share.....   21,435     5,476    21,321     4,875
                                         ========= ========= ========= =========

See accompanying Notes to Condensed Consolidated Financial Statements.

Ramp Networks, Inc.
Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)
(Unaudited)

                                                              Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                              2000        1999
                                                          ----------  ----------
Operating activities:
  Net loss.............................................    ($12,598)    ($5,447)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation.......................................         509         302
    Gain on disposal of fixed assets...................         --          (15)
    Noncash compensation expense.......................         355         674
    Noncash technology acquisition.....................         --          573
    Provision for doubtful accounts....................         845           6
    Provision for excess and obsolete inventory........         --          (65)
    Changes in operating assets and liabilities:
      Accounts receivable..............................      (5,359)     (2,578)
      Inventory........................................      (1,664)     (1,531)
      Prepaid expenses and other assets................        (865)       (259)
      Accounts payable.................................         200         974
      Accrued liabilities..............................         465        (255)
      Deferred revenue.................................       1,350         --
                                                          ----------  ----------
        Net cash used in operating activities..........     (16,762)     (7,621)
                                                          ----------  ----------
Investing activities:
  Purchase of property and equipment...................      (1,727)       (248)
  Proceeds from sale of assets.........................         --           46
  Maturities of short term investments.................      22,800         --
  Purchases of short term investments..................     (10,795)        --
                                                          ----------  ----------
        Net cash provided (used) by investing
          activities...................................      10,278        (202)
                                                          ----------  ----------
Financing activities:
  Principal payments on capital lease obligations......         (51)        (59)
  Borrowings under long term debt agreements...........         --        6,304
  Repayments of long term debt.........................      (1,081)       (297)
  Net proceeds from issuance of common stock...........       1,070      38,811
                                                          ----------  ----------
        Net cash (used) provided by financing
          activities...................................         (62)     44,759
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents...      (6,546)     36,936
Cash and cash equivalents, beginning of period.........      12,530       3,764
                                                          ----------  ----------
Cash and cash equivalents, end of period...............      $5,984     $40,700
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

2. Summary of Significant Accounting Policies:

Basis of Presentation

The condensed consolidated financial statements have been prepared by Ramp, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Ramp Networks, Inc., and its wholly-owned subsidiary (collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2000 and the operating results and cash flows for the three months and six months ended June 30, 2000 and 1999.

The condensed consolidated balance sheet at December 31, 1999 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

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

At June 30, 2000, the Company has recorded deferred revenue of $1.35 million related to shipments of product to distributors whereby the Company has determined that the revenue recognition criteria had not been met. Inventory related to these shipments amounted to $675,000.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 and related interpretations summarize the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to apply the guidance in SAB No. 101 to its financial statements no later than the fourth quarter of fiscal 2000. Management is currently reviewing the impact of SAB No. 101 on the Company's revenue recognition policy and the related impact on its consolidated financial statements. At this time, management does not believe SAB No. 101 will have a material impact on the Company's financial position or results of operations.

Comprehensive Loss

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which Ramp adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("comprehensive loss"). Comprehensive loss is the total of net loss and all other non-owner changes in equity. For the three and six month periods ended June 30, 2000 and 1999, the Company's comprehensive loss was equal to its net loss.

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

On this basis, Ramp is organized and operates as one business segment, the design, development, manufacture, and marketing of multi-user internet access devices designed for small business and home use. The Company's long lived assets are primarily located in the United States.

Revenue by region as a percentage of total revenue is as follows:

                                       Three Months Ended        Six Months Ended
                                            June 30,                June 30,
                                    ----------------------- -----------------------
                                        2000        1999        2000        1999
                                    ----------- ----------- ----------- -----------
   North America...................         70%         90%         73%         80%
   Pacific Rim.....................         26%          9%         22%         10%
   Europe..........................          4%          1%          5%         10%
                                    ----------- ----------- ----------- -----------
      Total revenue................        100%        100%        100%        100%
                                    =========== =========== =========== ===========

The Company's customers representing 10% or more of total revenues were as follows:

                                       Three Months Ended        Six Months Ended
                                            June 30,                June 30,
                                    ----------------------- -----------------------
                                        2000        1999        2000        1999
                                    ----------- ----------- ----------- -----------
   Ingram Micro....................         12%         29%         22%         28%
   Tech Data.......................          9%         16%         18%         17%
   Network Assoc./MyCio.com........         29%          0%         21%          0%
   Xiao Tong.......................         35%          0%         13%          0%

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

Accounting for Certain Transactions Involving Stock Compensation

In March 2000, the FASB issued Financial Standards Board Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 addresses the application of APB 25 to clarify, among other issues, (i) the definition of employee for purposes of applying APB 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. The Company currently is evaluating FIN 44 and does not expect that it will have a material effect on its financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Inventory

                                     June 30,   December 31,
                                       2000        1999
                                    ----------- -----------
   Raw materials...................       $473        $699
   Finished goods..................      3,464       1,574
                                    ----------- -----------
                                        $3,937      $2,273
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

OVERVIEW

Ramp Networks is a leading provider of easy-to-use, reliable and affordable shared Internet access solutions for the small office market, which includes small businesses, remote and branch offices of large corporations, and home offices. Our WebRamp product family allows multiple users in a small office to share the same Internet connection simultaneously while optimizing each user's access speed. Our WebRamp product family is a flexible and scalable platform that provides software-based routing and bridging functionality to deliver Internet-enabled applications and services. Our products support existing analog phone lines, as well as ISDN and security/VPN and increasingly support access technologies such as DSL and cable modems. Our Connection Optimized Link Technology enables multiple users to access the Internet simultaneously through regular phone lines and analog modems at up to three times the access speed of a single analog connection.

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

The level of sales to any customer may vary from quarter to quarter. However, we expect that sales to Ingram Micro and Tech Data will continue to represent a significant portion of our revenue. Revenue from the Company's customers representing 10% or more of total revenues are summarized in Item 1, Notes to Condensed Consolidated Financial Statements, under "Segment and Significant Customer Reporting".

The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies, particularly in China, could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency. Doing so will expose us to losses due to fluctuations in exchange rates between the U.S. dollar and the particular local currency. We may choose to limit any currency exposure through the purchase of forward foreign exchange contracts or other hedging strategies, but such strategies may not be successful in avoiding exchange-related losses. See "Risk Factors . If We Are Not Successful in Expanding Our Business in International Markets, Our Growth Will Suffer". Revenue by geographical region as a percentage of the Company's total revenue is summarized in Item 1 Notes to Condensed Consolidated Financial Statements, under "Segment and Significant Customer Reporting".

Revenue is recognized upon transfer of title and risks of ownership, which generally occurs upon product shipment. Certain agreements with distributors and retailers provide for rights of return, co-op advertising, price protection and stock rotation rights. We provide an allowance for returns and price adjustments and provide a warranty reserve at the point of revenue recognition. Reserves are adjusted periodically based upon historical experience and anticipated future returns, price adjustments and warranty costs. During the three months ended June 30, 2000, the Company deferred $1.3 million of revenues related to shipments to certain North American distributors on the basis that these shipments did not meet the criteria for revenue recognition as defined by the Company's revenue recognition policy.

We generally expect to experience price pressure due to the impact of competition. Average selling prices have varied considerably in the past based on such price pressure and also on the mix of the various products shipped by the Company. Additionally, OEM unit pricing is generally lower than distribution pricing. Pricing in the OEM market depends on the specific features and functional content of the products sold, the degree of integration with the OEM's products, purchase volumes and the level of sales and service support.

The Company uses "turn-key" suppliers for the purchase, assembly and packaging of all products sold that require hardware components. From time to time the Company has made strategic purchases of material components from vendors to ensure supply of critical components for its products. Significant portions of the critical components used in the Company's products are multi- source to ensure adequate supply to our turn-key vendors. Key components such as processors and certain types of memory, including "flash" memory, are and have been a consistent variable in the market place for both supply and price. As such the Company continually manages such supply with vendors to meet the requirements of its own demand for finished products.

Until recently, our cost of revenue has declined as a percentage of revenue since we first began shipping products. The initial higher cost of revenue included higher component and manufacturing costs associated with lower initial production volumes, as well as overhead costs which were applied to a lower number of units produced. As volumes have increased, our cost of revenue has declined as a percentage of revenue as a result of lower costs in components, manufacturing and overhead on a per-unit basis. Our gross margins are affected by fluctuations in manufacturing volumes and component costs, and the mix of products sold. During the three months ended June 30, 2000, gross margin as a percentage of revenue declined as compared to the three months ended June 30, 1999. During the three months ended June 30, 2000, the Company's revenue included significantly higher unit volumes of its new Broadband products. These products currently have higher unit costs as volume production levels have not been achieved as yet, with the Company's vendors that supply such products. As the Broadband product volumes increase, the cost per unit of these products should reduce and should be reflected by higher gross margin as a percentage of revenue. Although the Company expects the gross margin as a percentage of revenue to improve, the product portfolio for Broadband products is varied and as such the manufacturing costs of the different products vary also. Predicting the future mix of such volumes is difficult and as such we cannot assure you that we will maintain or increase our gross margins as a percentage or revenues.

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

Since our inception, we have incurred significant losses and, as of June 30, 2000, we had an accumulated deficit of $59.7 million. These losses have resulted primarily from our activities to develop our products, establish brand recognition and to develop our distribution channels.

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

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                         ------------------- -------------------
                                            2000      1999      2000      1999
                                         --------- --------- --------- ---------

Revenue................................     100.0%   100.0%   100.0%   100.0%
Cost of revenue........................      66.4      61.5      67.6      64.2
                                         --------- --------- --------- ---------
Gross margin...........................      33.6      38.5      32.4      35.8
                                         --------- --------- --------- ---------

Operating expenses:
  Research and development.............      36.3      24.0      33.1      27.9
  Sales and marketing..................      85.9      47.7      83.8      50.6
  General and administrative...........      35.4      15.4      27.9      13.9
  Amortization of deferred
     compensation......................       2.4       3.1       2.5       6.1
                                         --------- --------- --------- ---------
Total operating expenses...............     159.9      90.2     147.3      98.5
                                         --------- --------- --------- ---------
Loss from operations...................    (126.3)    (51.7)   (114.9)    (62.7)
Interest expense.......................      (3.0)     (4.7)     (4.0)     (2.7)
Other income (expense).................       6.7       2.2       7.9       0.7
                                         --------- --------- --------- ---------
Net loss ..............................    (122.6)%   (54.2)%  (111.0)%   (64.7)%
                                         ========= ========= ========= =========

Three Months Ended June 30, 2000 and 1999

Revenue. Revenue increased 27% to $5.8 million in the three months ended June 30, 2000 from $4.5 million in the three months ended June 30, 1999. The increase was primarily due to continued growth in the WebRamp 700 series of security products and growth in our Broadband products dominated by the Company's line of SDSL and ADSL products servicing the "broadband" market.

Gross margin. The Company's total gross margin increased from $1.7 million, or 39% of revenue, for the three months ended June 30, 1999 to $1.9 million, or 34% of revenue, for the three months ended June 30, 2000. The decline in gross margin as a percentage of revenue resulted primarily from (1) Sales of Broadband products which are currently supplied by the Company's vendors at lower volumes and therefore at higher unit prices and (2) A decline in analog products selling prices due to competitive pressures and softening of demand in North America as customers accelerate the transition to broadband technology.

Research and development expenses. Research and development expenses increased from $1.1 million, or 24% of revenue, for the three months ended June 30, 1999 to $2.1 million, or 36% of revenue, for the three months ended June 30, 2000. This increase reflects significant activity on engineering projects associated with the introduction of the Company's new Broadband products as well as efforts focused on integration of "Internet security" and "voice-over-DSL" technologies. The Company expects research and development expenditures to increase in the future as the Company continues to invest in new technologies.

Sales and marketing expenses. Sales and marketing expenses increased from $2.2 million, or 48% of revenue, for the three months ended June 30, 1999 to $5.0 million, or 86% of revenue, for the three months ended June 30, 2000. Sales and marketing expenses for the three months ended June 30, 2000 reflects increased selling expenditures for the hire of new support staff for the carrier organization to support the expansion into the Broadband/Security market. Additionally, the Company has expanded its advertising, promotions and marketing support efforts in both Europe and the Pacific Rim region to develop further markets for the Company's products.

General and administrative expenses. General and administrative expenses increased from $0.7 million, or 15% of revenue, for the three months ended June 30, 1999 to $2.0 million, or 35% of revenue, for the three months ended June 30, 2000. The increase in general and administrative expenses is due primarily to increases in recruiting and personnel expenses and a provision for bad debts in the amount of $0.8 million.

Amortization of deferred stock compensation. Amortization of deferred stock compensation was $0.1 million for each of the three months ended June 30, 2000 and 1999, respectively. This amortization is associated with recorded deferred compensation of $2.5 million related to stock options granted in the year ended December 31, 1998 and during the three months ended March 31, 1999 at less than their deemed fair market value. The Company amortizes the deferred compensation over the vesting periods of the applicable options.

Six Months Ended June 30, 2000 and 1999

Revenue. Revenue increased 35% to $11.3 million in the six months ended June 30, 2000 from $8.4 million in the six months ended June 30, 1999. The increase was primarily due to continued growth in the WebRamp 700 series of security products and growth in our Broadband products dominated by the Company's line of SDSL and ADSL products servicing the "broadband" market.

Gross margin. The Company's total gross margin increased 32% from $3.0 million, or 36% of revenue, for the six months ended June 30, 1999 to $3.7 million, or 33% of revenue, for the six months ended June 30, 2000. The decline in gross margin as a percentage of revenue resulted primarily from (1) Sales of Broadband products which are currently supplied by the Company's vendors at lower volumes and therefore at higher unit prices and (2) A decline in analog products selling prices due to competitive pressures and softening of demand in North America as customers accelerate the transition to broadband technology.

Research and development expenses. Research and development expenses increased from $2.3 million, or 28% of revenue, for the six months ended June 30, 1999 to $3.8 million, or 33% of revenue, for the six months ended June 30, 2000. This increase reflects significant activity on engineering projects associated with the introduction of the Company's new Broadband products as well as efforts focused on integration of "Internet security" and "voice-over-DSL" technologies. The Company expects research and development expenditures to increase in the future as the Company continues to invest in new technologies.

Sales and marketing expenses. Sales and marketing expenses increased from $4.3 million, or 51% of revenue, for the six months ended June 30, 1999 to $9.5 million, or 84% of revenue, for the six months ended June 30, 2000. Sales and marketing expenses for the six months ended June 30, 2000 reflects increased selling expenditures for the hire of new support staff for the carrier organization to support the expansion into the Broadband/Security market. Additionally, the Company has expanded its advertising, promotions and marketing support efforts in both Europe and the Pacific Rim region to develop further markets for the Company's products.

General and administrative expenses. General and administrative expenses increased from $1.2 million, or 14% of revenue, for the six months ended June 30, 1999 to $3.2 million, or 28% of revenue, for the six months ended June 30, 2000. The increase in general and administrative expenses is due primarily to increases in recruiting and personnel expenses and a provision for bad debts in the amount of $0.8 million.

Amortization of deferred stock compensation. Amortization of deferred stock compensation was $0.5 million or 6% of revenue for the six months ended June 30, 1999 and $0.3 million for the six months ended June 30, 2000. This amortization is associated with recorded deferred compensation of $2.5 million related to stock options granted in the year ended December 31, 1998 and during the three months ended March 31, 1999 at less than their deemed fair market value. The Company amortizes the deferred compensation over the vesting periods of the applicable options.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of June 30, 2000 consisted of $21.6 million in cash equivalents and marketable securities, a $1.0 million fixed asset lease line, a working capital credit facility with a borrowing limit of up to the lower of $5.0 million or 100% of eligible accounts receivable and 50% of inventory and a $3.0 million bridge loan facility. As of June 30, 2000, we had utilized $1.0 million under the fixed asset lease line. Borrowings under the fixed asset lease line bear interest at 7%, are payable ratably over a 36 month term, are subject to a 15% termination payment and are secured by the fixed assets that are leased under the line. As of June 30, 2000, we had borrowed $3.0 million under the working capital credit facility. Borrowings under this facility bear interest at 8.4%, are payable ratably over a 36 month term, are subject to a termination payment of 12.5% and are secured by our receivables and inventory. Also as of June 30, 2000, we had borrowed $3.0 million under our bridge loan facility. Borrowings under this facility bear interest at 14.6% and are payable ratably over a 36-month term. Certain of these debt agreements contain provisions that limit the payment of cash dividends.

Since inception, we have financed our operations primarily through the sale of stock, capital equipment lease lines and working capital lines of credit.

Net cash used in operating activities was $16.8 million and $7.6 million in the six months ended June 30, 2000 and 1999, respectively. The cash utilized in both periods was attributable primarily to net losses and working capital required to fund the Company's growth in operations, including inventory and accounts receivable.

Net cash provided by investing activities was $10.3 million for the six months ended June 30, 2000, consisting primarily of $12.0 million in maturities of marketable securities net of purchases of new marketable securities. Additionally, the cash provided by investing activities for the six months ended June 30, 2000 included the purchase of $1.7 million in property and equipment. Net cash used in investing activities for the six months ended June 30, 1999 was $0.2 million from the purchase of property and equipment. The Company has planned capital commitments of approximately $2.3 million for the year ending December 31, 2000.

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2000 reflecting $1.2 million in the scheduled pay down of the Company's debt offset by $1.1 million in cash generated from the issuance of common stock associated with the exercise of employee stock options and shares of common stock purchased by employees under the Company's stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 1999 was $44.8 million of which $38.8 million came from issuance of common stock and $6.3 million came from borrowings under the Company's debt agreements.

We currently anticipate that our existing cash balances and available lines will not be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months and we will need to raise additional funds prior to the expiration of such period. See "Risk Factors - We expect to Continue to Experience Negative Cash Flow From Operations and May Be Unable to Meet Our Future Capital Requirements Through the Issuance of Additional Securities".

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

Risk Factors

We Have a Limited Operating History and Consequently Our Future Prospects are Difficult to Evaluate

We were incorporated in February 1994 and began shipping our products commercially in April 1996. We have only been shipping products in volume since the second quarter of 1997. Because of our limited operating history and the uncertain nature of the rapidly changing markets, which we serve, we believe the prediction of future results of operations is difficult or impossible. Furthermore, our prospects must be evaluated in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of their development. We may not be successful in addressing these risks and our business strategy may not be successful.

We Have a History of Losses, We Expect Future Losses and We Cannot Assure You That We Will Achieve or Maintain Profitability

We have incurred losses since we commenced operations in February 1994. We incurred net losses of $6.3 million in 1996, $11.5 million in 1997, $13.4 million in 1998 and $13.2 million in 1999. As of June 30, 2000, we had an accumulated deficit of $59.7 million. We have not achieved profitability and although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. We may not generate a sufficient level of revenue to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenue. If revenue grows slower than we anticipate, if gross margins do not improve or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis.

We Expect to Continue to Experience Negative Cash Flow From Operations and May Be Unable to Meet Our Future Capital Requirements Through the Issuance of Additional Securities

Since inception, we have experienced negative cash flow from operations and we expect to continue to experience negative cash flow from operations for the foreseeable future. Therefore, we have relied primarily on issuances of equity securities to fund our operations to date. We currently anticipate that our existing cash balances and available lines will not be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months and we will need to raise additional funds prior to the expiration of such period. We cannot be certain that additional financing, through the issuance of equity securities or otherwise, will be available to us on favorable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, develop new products or otherwise respond to competitive pressures which could adversely affect our ability to achieve and sustain positive cash flow and profitability in the future.

Our Financial Results from Period to Period May Fluctuate as a Result of Several Factors, Any of Which Could Adversely Affect Our Stock Price

We believe that period-to-period comparisons of our operating results are not a good indication of our future performance. In past periods our operating results have been below the expectations of public market analysts and investors and the price of our common stock has fallen. It is possible that this may also occur in future periods. Our revenue and operating results may vary significantly from period to period due to a number of factors, many of which are not in our control. These factors include:

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

The amount and timing of our operating expenses generally will vary from quarter to quarter depending on the level of actual and anticipated business activities. Research and development expenses will vary as we develop new products. Sales and marketing expense fluctuations in past periods have been due primarily to the level of sales and marketing expenses associated with new product introductions. General and administrative expense fluctuations in past periods have been due primarily to increases in personnel expense as we hire new employees and build the Company infrastructure. In the past, we have experienced fluctuations in operating results. We have experienced sharply increased revenue in periods that involved new product introductions and significant sales to OEMs, with equally sharp decreases in revenue in subsequent periods as distributors and OEMs complete their inventory build-up process. Furthermore, we have a limited backlog of orders, and revenue for any future quarter is difficult to predict. Supply, manufacturing or testing constraints could result in delays in the delivery of our products. Any delay in the product deployment schedule of one or more of our new products would likely adversely affect our operating results for a particular period.

We cannot assure you that we will be able to sustain or improve our gross margins in the future, or that we will be able to offset future price declines with cost reductions. As a result, we may experience substantial period-to-period fluctuations in future operating results and declines in gross margins. A variety of factors affect our gross margins, including the following:

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

If a Distributor or OEM Cancels or Delays a Large Purchase, Our Revenue May Decline and the Price of Our Stock May Fall

To date, a limited number of distributors and OEM customers have accounted for a significant portion of our revenue. If any of our major distributors or OEMs stops or delays its purchase of our products, our revenue and profitability would be adversely affected. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. In the six month period ended June 30,2000, sales to Ingram Micro accounted for 22% of our revenue, sales to Network Associates/MiCio.com accounted for 21% of our revenue, sales to Tech Data accounted for 18% of our revenue and sales to Xiao Tong accounted for 13% of our revenue. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers.

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

Average Selling Prices of Our Products May Decrease, Which May Affect Our Gross Margins

The average selling prices for our products may be lower than expected as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. The pricing of products sold to our OEMs depends on the specific features and functions of the product, the degree of integration with the OEM's products, purchase volumes and the level of sales and service support. Generally, the market has reflected pricing pressures for both ISDN and analog based products and we expect such price pressures from competition to continue in the future. Additionally, we have seen aggressive pricing in the market for DSL-based products and with the higher cost per unit to manufacture than the ISDN and analog products, we may experience gross margin percentage reductions as we continue to move our portfolio of products to a higher mix of DSL-based products. As such, we cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features that can be sold at higher gross margins.

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

Our Market Is In An Early Stage of Development and Our Products May Not Achieve Widespread Market Acceptance

Our success will depend upon the widespread commercial acceptance of shared Internet access products by small offices. Small offices have only recently begun to deploy shared Internet access products, and the market for these products is not fully developed. If the single Internet access devices, such as analog modems or ISDN, DSL and cable modems, currently utilized by many small offices are deemed sufficient even though they do not enable shared access, then the market acceptance of our products may be slower than expected. Potential users of our products may have concerns regarding the security, reliability, cost, and ease of use and capability of our products. We cannot accurately predict the future growth rate or the ultimate size of the small office market for shared Internet access solutions.

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

Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to rapidly gain market share by addressing the needs of our prospective customers. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity in the shared Internet access market, we also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, faster, and less expensive or has other advantages over our technology, then the demand for our products and services would decrease, which would seriously harm our business.

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

We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. In addition, we provide our products to end-users primarily under "shrink- wrap" license agreements included in the packaging. These agreements are not negotiated with or signed by the licensee, and thus these agreements may not be enforceable in some jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. We cannot assure you that these precautions will prevent misappropriation or infringement of our intellectual property. Monitoring unauthorized use of our products is difficult, and we cannot assure you that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

In March 1999, we received a letter from NovaWeb Technologies, Inc. (NovaWeb) alleging that certain of our products may infringe one of NovaWeb's patents pertaining to intelligent modem bonding technology. On May 21, 1999, NovaWeb filed a complaint in the United States District Court Northern District of California against us alleging infringement of this patent. In February 2000 the Company and Novaweb signed a Settlement and Patent License Agreement whereby the Company will pay NovaWeb a 1% royalty on net sales of certain of the Company's products commencing February 15, 2000. As consideration, the Company pre-paid to NovaWeb $350,000 in future royalties. The maximum royalty payable under this non-exclusive worldwide license agreement is $1,500,000. In relation to this agreement, NovaWeb has filed a dismissal for all claims.

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

Future Issuances of Additional Securities May Adversely Affect Our Stockholders

In the future, we will be required to raise additional funds through the issuance of equity, equity-related or debt securities to take advantage of market opportunities, develop new products, pursue acquisition opportunities or otherwise respond to competitive pressures. The issuance of additional securities may be dilutive to our existing stockholders. Furthermore, securities we may issue in the future could have rights, preferences or privileges senior to those of our existing stockholders.

Stock Market Volatility

The stock market in general, and the technology sector in particular, has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance. As a result, Ramp's stock price may be extremely volatile.

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

None.

Item 3. Defaults upon senior securities

None.

Item 4. Submission of Matters to a Vote of Securityholders

On May 26, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Mr. Philip Gianos (with 15,035,778 affirmative votes and 28,501 votes withheld) and Mr. L. William Krause (with 15,035,478 affirmative votes and 28,801 votes withheld). The terms of office of Mr. Mahesh Veerina and Mr. Anthony Sun as directors continued after the meeting.

The stockholders also ratified the appointment of Arthur Andersen LLP as the independent accountants for the Company for the year ending December 31, 2000 (with 15,037,398 shares voting for, 16,889 voting against, and 9,992 abstaining).

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K
  The following exhibits are filed as part of this report:

  27.01 Financial Data schedule (For Edgar filing only)

  There were no other reports on Form 8-K filed during the three months ended June 30, 2000

Ramp Networks, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000

Ramp Networks, Inc.

(Registrant)

By:	/s/ PERRY GRACE

Perry Grace
Vice President of Finance
(Duly Authorized Officer and Principal Financial and Accounting Officer)