Form 10-Q/A
period 2000-03-31
RAMP NETWORKS INC
filed 2000-11-14
CIK 1084145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
QUARTERLY REPORT ON FORM 10-Q/A FOR THE PERIOD ENDED MARCH 31, 2000
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

EXPLANATORY STATEMENT

The condensed consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 have been restated to reflect various adjustments to the Company's previously reported financial statements for the three month period ended March 31, 2000. These adjustments reflect a cumulative effect of accounting change as of January 1, 2000 for a change in the Company's revenue recognition policy as well as adjustments to revenues previously recorded to reflect the revised accounting policy for revenue recognition.

In the first quarter of 2000, the Company launched a new sales and marketing campaign that involved sales of new technology and products to both existing and a variety of new types of customers, including new customers serving the relatively new Digital Subscriber Loop (DSL) market. The DSL market experienced significant fluctuations in supply and demand in 2000. As a result, current customers and potential customers experienced delays in the provisioning of this marketplace which delayed demand for the Company's products. During 2000, the Company has experienced changing business conditions and demand for product from its distributors. Specifically, the Company experienced lower demand for both new and existing products and a trend of increasing past due accounts receivable from its current distributors as well as from some of the Company's new customers. The Company has now decided that this increase in past due accounts receivable from distributors was a result of the distributors not paying the Company until product was ultimately "sold through" to the customer. Additionally, certain new customers returned a significant portion of previously sold product in amounts greater than had been estimated by the Company. In 2000, the Company continued to apply revenue recognition accounting policies in accordance with past practices. Revenue recognition was based on historical experience with long-term customer payment patterns and returns and conventional industry practices. In the third quarter of 2000, the Company reassessed its receivable collection history and product returns history with its major distributors as well as new customers, based upon the current market demand for the Company's products. As a result of this reassessment, the Company determined that the negative trends in product sales demand and delayed collection of receivable amounts was not a temporary trend. These significant changes in circumstances have necessitated a change in accounting policies for its current sales activity. The Company has decided to restate earlier quarters so that the accounting for revenue is consistent for all interim periods in 2000.

The Company determined that given the current market, a more preferable method of revenue recognition would be to defer the recognition of revenue. Under this new method, the Company will now record revenue on product shipped to distributors when the product is ultimately "sold through" to the customer. Additionally, the Company will now defer revenues for all other customers where collection and returns history is not proven until such activity reflects the "sell through" of products by Value Added Resellers ("VAR") and Managed Service Providers ("MSP").

The Company has changed its revenue recognition policy retroactive to January 1, 2000. The result of the change in the revenue recognition policy was an increase in net loss of $1.3 million and an increase in deferred revenues. This amount represents the net amount of gross margin on shipments previously recorded for product shipped to the distributors, but not "sold through" to customers, as of January 1, 2000. This amount is included as a cumulative effect of change in accounting policy in the accompanying financial statements for the three months ended March 31, 2000. As such, the Company has restated amounts previously recorded in its Forms 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000 to reflect the changes in the revised revenue recognition policy and to properly account for certain third quarter 2000 returns of product that had previously been recognized as revenue under the prior revenue recognition policy.

PART I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Statements

Ramp Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

                                                        March 31,  December 31,
                                                         2000          1999
                                                      Restated,
                                                      See Note 2
                                                     (Unaudited)
                                                     ------------  ------------

                          ASSETS
Current Assets:
  Cash and cash equivalents........................      $11,115       $12,530
  Marketable securities............................       21,537        27,590
  Accounts receivable, net.........................        6,372         4,523
  Inventory, net...................................        6,367         2,273
  Prepaid expenses and other current assets........        1,410           900
                                                     ------------  ------------
   Total current assets............................       46,801        47,816
Property and equipment, net........................        2,286         1,724
Other assets.......................................          403           375
                                                     ------------  ------------
   Total assets....................................      $49,490       $49,915
                                                     ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations.....         $103          $101
  Current portion of long-term debt................        2,307         2,233
  Accounts payable.................................        4,758         2,634
  Accrued liabilities..............................        2,658         3,440
  Deferred revenue.................................        5,214          --
                                                     ------------  ------------
   Total current liabilities.......................       15,040         8,408
Capital lease obligations, less
 current portion...................................          151           178
Long-term debt, less current portion...............        2,845         3,449
                                                     ------------  ------------
   Total liabilities...............................       18,036        12,035
                                                     ------------  ------------

Stockholders' equity:
  Preferred stock - 5,000 authorized, $.001
    par value, no shares issued at March
    31, 2000 and December 31, 1999.................           --            --
  Common stock - 100,000 authorized, $.001
    par value, issued and outstanding -
    21,269 and 21,097 at March 31, 2000 and
    December 31, 1999, respectively ...............           21            21
  Additional paid-in capital.......................       87,622        86,689
  Deferred stock compensation......................       (1,581)       (1,723)
  Accumulated deficit..............................      (54,608)      (47,107)
                                                     ------------  ------------
   Total stockholders' equity......................       31,454        37,880
                                                     ------------  ------------
   Total liabilities and stockholders' equity......      $49,490       $49,915
                                                     ============  ============

See accompanying notes to condensed consolidated financial statements.

Ramp Networks, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(unaudited)

                                          Three Months Ended
                                              March 31,
                                         -------------------
                                            2000      1999
                                         Restated,
                                         See Note 2
                                         --------- ---------
Revenue................................    $3,531    $3,883
Cost of revenue........................     2,452     2,612
                                         --------- ---------
Gross margin...........................     1,079     1,271
                                         --------- ---------

Operating expenses:
  Research and development
    (excluding amortization of
    deferred stock compensation of
    $58 in 2000 and $166 in 1999)......     1,662     1,258
  Sales and marketing
    (excluding amortization of
    deferred stock compensation of
    $51 in 2000 and $135 in 1999)......     4,560     2,097
  General and administrative
    (excluding amortization of
    deferred stock compensation of
    $33 in 2000 and $75 in 1999).......     1,132       471
  Amortization of deferred
     compensation......................       142       376
                                         --------- ---------
Total operating expenses...............     7,496     4,202
                                         --------- ---------
Loss from operations...................    (6,417)   (2,931)
Interest expense.......................      (283)      (34)
Other income (expense).................       506       (24)
                                         --------- ---------
Loss before cumulative effect of
  change in accounting policy..........    (6,194)   (2,989)

Cumulative effect of change in
  accounting policy....................    (1,307)       --
                                         --------- ---------
Net loss...............................   ($7,501)  ($2,989)
                                         ========= =========

Basic and diluted loss per common
  share before cumulative effect
  of change in accounting policy........   ($0.29)   ($0.71)
                                         ========= =========
Basic and diluted net loss per
  common share..........................   ($0.35)   ($0.71)
                                         ========= =========
Shares used in computing basic and
  diluted net loss per common share.....   21,183     4,232
                                         ========= =========

See accompanying notes to condensed consolidated financial statements.

Ramp Networks, Inc.
Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)
(Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                              2000        1999
                                                          Restated,
                                                          See Note 2
                                                          ----------  ----------
Operating activities:
  Net loss.............................................     ($7,501)    ($2,989)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation.......................................         190         141
    Gain on disposal of fixed assets...................         --          (19)
    Noncash compensation expense.......................         181         484
    Changes in operating assets and liabilities:
      Accounts receivable..............................      (1,849)       (808)
      Inventory........................................      (4,094)     (1,049)
      Prepaid expenses and other assets................        (538)       (130)
      Accounts payable.................................       2,124         721
      Accrued liabilities..............................        (124)        492
      Deferred revenues................................       5,214         --
                                                          ----------  ----------
        Net cash used in operating activities..........      (6,397)     (3,157)
                                                          ----------  ----------
Investing activities:
  Purchase of property and equipment...................        (752)       (128)
  Proceeds from sale of assets.........................         --           44
  Maturities of short term investments.................      11,000         --
  Purchases of short term investments..................      (4,947)        --
                                                          ----------  ----------
        Net cash provided (used) by investing
          activities...................................       5,301         (84)
                                                          ----------  ----------
Financing activities:
  Principal payments on capital lease obligations......         (25)        (30)
  Borrowings under long term debt agreements...........         --        4,303
  Repayments of long term debt.........................        (530)        (94)
  Net proceeds from issuance of common stock...........         236          45
                                                          ----------  ----------
        Net cash (used) provided by financing
          activities...................................        (319)      4,224
                                                          ----------  ----------
Net (decrease) increase in cash and cash equivalents...      (1,415)        983
Cash and cash equivalents, beginning of period.........      12,530       3,764
                                                          ----------  ----------
Cash and cash equivalents, end of period...............     $11,115      $4,747
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

2. Summary of Significant Accounting Policies:

Basis of Presentation

The condensed consolidated financial statements have been prepared by Ramp, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Ramp Networks, Inc., and its wholly-owned subsidiary (collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, and adjustments to reflect the restatement of amounts for changes in revenue recognition as noted below which are necessary for a fair presentation of the financial position at March 31, 2000, and the operating results and cash flows for the three months ended March 31, 2000 and 1999.

The condensed consolidated balance sheet at December 31, 1999 is from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

Revenue Recognition, Cumulative Effect of Change in Accounting and Restatement

Ramp's revenue consists principally of amounts earned from the sale of manufactured products. Historically, revenue has been recognized by the Company upon transfer of title and risks of ownership, which generally occurred upon product shipment. Certain agreements with distributors and retailers provide for rights of return, co-op advertising, price protection, and stock rotation rights. Under the guidelines and requirements of Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists", the Company had previously concluded that it had sufficient history and experience to quantify reserves required for these provisions. Accordingly, Ramp provided an allowance for returns and price adjustments and provided a warranty reserve at the point of revenue recognition. These reserves have been adjusted periodically based upon historical experience and anticipated future returns, price adjustments, and warranty costs.

The impact on the Company's Statements of Operations and Balance Sheets for the change in the Company's revenue recognition policy and the restatement of certain third quarter returns is summarized as follows (in thousands except per share amounts):

                                               Three Months Ended
                                                 March 31, 2000
                                            -----------------------
                                            As Reported As Amended
                                            ----------- -----------
Statement of Operations:
  Revenue................................       $5,583      $3,531
  Cumulative accounting change...........          --       (1,307)
  Net loss...............................       (5,530)     (7,501)
  Net loss per share.....................       ($0.26)     ($0.35)

Balance Sheet:
  Accounts receivable, net...............        6,100       6,372
  Inventory..............................        3,396       6,367
  Deferred revenue.......................          --        5,214

The restatement of items related to revenues are summarized into the following categories for the periods presented (in thousands):

                                               Three
                                            Months Ended
                                             March 31,
                                               2000
                                            -----------
Revenues, as reported....................       $5,583

Summary of Adjustments:
(1) Adjustments to reflect the change
    to a preferable revenue
    recognition policy
    related to distributors..............       (1,092)

(2) Revision of revenue recognition
    policy related to new customers......         (960)

                                            -----------
Revenues, as restated....................       $3,531
                                            ===========
  This adjustment represents the impact of the Company revising its revenue recognition policy. Previously the Company had reported revenue upon transfer of title and risk of ownership, which generally occurred upon product shipment. Provisions were also made for estimated normal returns. The adjustment represents the net effect of changing the revenue recognition method to a preferable method of recording revenue after the distributor has "sold through" the product to the ultimate end user. The Company believes this method more accurately reflects revenue due to the changes in market conditions and actual payment patterns of distribution customers using the criteria set forth under the SAB No. 101 interpretations and the requirements of SFAS No. 48.
  This adjustment represents the net impact of the Company revising its revenue recognition policy related to new customers. Previously the Company had reported revenue upon transfer of title and risk of ownership, which generally occurred upon product shipment. In the third quarter of 2000, the Company experienced negative trends of collections for one of its newer customers and determined that its past collection history with other customers was not a sufficiently reliable indicator of future collections on current shipments to new customers. In addition, during the third quarter, another customer returned product it had purchased in the first quarter in amounts significantly greater than the Company had provided for at the time of sale. As collectibility could not be reasonably assured, the Company has revised its revenue recognition policy for new customers to defer revenue until amounts are collected and a customer specific collection history has been established.

At March 31, 2000 the Company has recorded deferred revenue of $5.2 million. The deferred revenue represents shipments of product to customers where title has passed and the Company has invoiced the customer. However, to the extent that product is returned to the Company or credits are approved, this deferred revenue will not result in revenue to the Company. As stated, this deferred revenue will result in revenue when sold through by the distributors or to the extent VAR's and MSP's pay on their account based on sales to their customers.

The SEC had issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 and related interpretations summarize the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that its revised accounting policy complies with the provisions of SAB No. 101.

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

Comprehensive Loss

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which Ramp adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("comprehensive loss"). Comprehensive loss is the total of net loss and all other non-owner changes in equity. For the three month period ended March 31, 2000 and 1999, the Company's comprehensive loss was equal to its net loss.

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

Basic and diluted net loss per common share are the same in the accompanying condensed consolidated statements of operations since potential common shares from conversion of preferred stock and warrants, prior to their conversion to common stock, stock options and shares subject to repurchase are anti-dilutive for computing diluted net loss per common share. The Company evaluated the requirements of the Securities and Exchange Commission (SAB) No. 98 and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

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

Revenue by region as a percentage of total revenue is as follows:

                                               Three Months Ended
                                                    March 31,
                                            -----------------------
                                                2000        1999
                                             Restated,
                                            See Note 2
                                            ----------- -----------
   North America.........................           76%         88%
   Pacific Rim...........................           10%          7%
   Europe................................           14%          5%
                                            ----------- -----------
      Total revenue......................          100%        100%
                                            =========== ===========

The Company's customers representing 10% or more of total revenues were as follows:

                                               Three Months Ended
                                                    March 31,
                                            -----------------------
                                                2000        1999
                                             Restated,
                                            See Note 2
                                            ----------- -----------
   Customer A............................           28%         26%
   Customer B............................           17%         18%
   Customer C............................          --           11%

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

NOTE 3. INVENTORY

Inventory, net of reserves, consisted of the following (in thousands):

                                             March 31,  December 31,
                                               2000        1999
                                             Restated,
                                            See Note 2
                                            ----------- -----------
   Raw materials...........................       $554        $699
   Finished goods, including $3.0
    million of inventory related to
    deferred revenue as of March 31, 2000..      5,813       1,574
                                            ----------- -----------
         Total inventory...................     $6,367      $2,273
                                            =========== ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "Overview", "Liquidity and Capital Resources" and "Risk Factors" included in this section and those appearing elsewhere in this Form 10-Q/A. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

We were incorporated in California in February 1994 and reincorporated in Delaware in June 1999. Our wholly-owned subsidiary, Ramp Networks Private Limited, is incorporated in India and performs research and development for us. From our inception in February 1994 through early 1995, we were focused on developing products for the asynchronous transfer mode market. We subsequently licensed this technology to a related party and focused on the small office market for shared Internet access solutions. From early 1995 through May 1996, our operating activities were related primarily to developing, prototyping and testing our first WebRamp product, staffing our administrative, sales and marketing and operations organizations and establishing relationships with VAR's, Internet Service Providers (ISP) and mail order catalogs for the distribution of our products. In June 1996, we commenced shipments of our first ISDN-based WebRamp product. The quarter ended March 31, 2000 was the first quarter that the Company shipped volume production units of all its DSL products, namely; ADSL - WebRamp 600I , SDSL WebRamp 500I and WebRamp 510I, and IDSL - WebRamp 450i.

Our revenue is derived primarily from the sale of our WebRamp family of products. We market and sell our products via a two-tier distribution system primarily to distributors, such as Ingram Micro and Tech Data (in North America), who then resell our products to VAR's, selected retail outlets, mail order catalogs and ISP's. These VAR's then sell our products to end-users. Additionally, we also sell our products to Original Equipment Manufacturers (OEM) and with the advent of our DSL portfolio sell to VAR's, Managed Service Providers and ISP's that work directly with DSL service providers or carriers.

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

We generally expect to experience price pressure due to the impact of competition. Average selling prices have varied considerably in the past based on such price pressure and also on the mix of the various products shipped by the Company. Additionally, OEM unit pricing is generally significantly lower than distribution pricing. Pricing in the OEM market depends on the specific features and functional content of the products sold, the degree of integration with the OEM's products, purchase volumes and the level of sales and service support.

The Company uses "turn-key" suppliers for the purchase, assembly and packaging of all products sold that require hardware components. From time to time the Company has made strategic purchases of material components from vendors to ensure supply of critical components for its products. Significant portions of the critical components used in the Company's products are multi-source to ensure adequate supply to our turn-key vendors. Key components such as processors and certain types of memory, including "flash" memory, are and have been a consistent variable in the marketplace for both supply and price. As such, the Company continually manages such supply with vendors to meet the requirements of its own demand for finished products.

Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of revenue.

                                          Three Months Ended
                                              March 31,
                                         -------------------
                                            2000      1999
                                         Restated,
                                         See Note 2
                                         --------- ---------
Revenue................................     100.0%   100.0%
Cost of revenue........................      69.4      67.3
                                         --------- ---------
Gross margin...........................      30.6      32.7
                                         --------- ---------

Operating expenses:
  Research and development.............      47.1      32.4
  Sales and marketing..................     129.1      54.0
  General and administrative...........      32.1      12.1
  Amortization of deferred
     compensation......................       4.0       9.7
                                         --------- ---------
Total operating expenses...............     212.3     108.2
                                         --------- ---------
Loss from operations...................    (181.7)    (75.5)
Interest expense.......................      (8.0)     (0.9)
Other income (expense).................      14.3      (0.6)
Cumulative effect of change in
  accounting policy....................     (37.0)      0.0
                                         --------- ---------
Net loss ..............................    (212.4)%   (77.0)%
                                         ========= =========

Three Months Ended March 31, 2000 (As restated, See Note 2) and 1999

Revenue. Revenue decreased 9% to $3.5 million in the three months ended March 31, 2000 from $3.9 million in the three months ended March 31, 1999. The decrease was primarily a result of lower revenues in U.S. distribution coupled with lower revenue to resellers in the U.S. and Asia. U.S. revenue reduction reflects the transition in the market place of a move by customers to the purchase of Broadband / DSL technologies.

Gross margin. The Company's total gross margin decreased from $1.3 million, or 33% of revenue, for the three months ended March 31, 1999 to $1.1 million, or 31% of revenue, for the three months ended March 31, 2000. The decline in gross margin as a percentage of revenue reflects lower selling prices on Dial products and a higher mix of lower margin analog products.

Research and development expenses. Research and development expenses increased from $1.3 million, or 32% of revenue, for the three months ended March 31, 1999 to $1.7 million, or 47% of revenue, for the three months ended March 31, 2000. This increase reflects significant activity on engineering projects associated with the introduction of the Company's DSL products as well as efforts focused on "voice-over-DSL" technologies. The Company expects research and development expenditures to increase in the future as the Company continues to invest in new technologies.

Sales and marketing expenses. Sales and marketing expenses increased from $2.1 million, or 54% of revenue, for the three months ended March 31, 1999 to $4.6 million, or 129% of revenue, for the three months ended March 31, 2000. Sales and marketing expenses for the three months ended March 31, 2000 reflects increased selling expenditures for the hire of new support staff for the carrier organization to support the expansion into the DSL market. Additionally, the Company has expanded its advertising, promotions and marketing support efforts in both Europe and the Pacific Rim region to develop further markets for the Company's products.

General and administrative expenses. General and administrative expenses increased from $0.5 million, or 12% of revenue, for the three months ended March 31, 1999 to $1.1 million, or 32% of revenue, for the three months ended March 31, 2000. General and administrative expenses increased primarily due to the addition of certain finance and administrative personnel, including a Chief Financial Officer. Additionally, the Company incurred costs for recruiting, reflecting its active hiring program and the general high cost of recruiting in the current market environment.

Amortization of deferred compensation. Amortization of deferred compensation was $0.1 million and $0.4 million for the three months ended March 31, 2000 and 1999, respectively. This amortization is associated with recorded deferred compensation of $2.5 million related to stock options granted in the year ended December 31, 1998 and during the three months ended March 31, 1999 at less than their deemed fair market value. The Company amortizes the deferred compensation over the vesting periods of the applicable options.

Cumulative effect of change in accounting policy. The results of operations for the three months ended March 31, 2000 include a $1.3 million increase in net loss as a result of a cumulative change in accounting policy. See Note 2.

 LIQUIDITY AND CAPITAL RESOURCES (March 31, 2000 amounts are restated. See Note 2)

Our principal sources of liquidity as of March 31, 2000 consisted of $32.7 million in cash equivalents and marketable securities, a $1.0 million fixed asset lease line, a working capital credit facility with a borrowing limit of up to the lower of $5.0 million or 100% of eligible accounts receivable and 50% of inventory and a $3.0 million bridge loan facility. As of March 31, 2000, the Company had outstanding obligations of $0.3 million and $5.2 million under the fixed asset lease line and working capital and bridge loan facilities, respectively. Borrowings under the fixed asset lease line bear interest at 7.5%, are payable ratably over a 36 month term, are subject to a 15% termination payment and are secured by the fixed assets that are leased under the line. Borrowings under the working capital credit facility bear interest at 8.4%, are payable ratably over a 36 month term, are subject to a termination payment of 12.5% and are secured by our receivables and inventory. Borrowings under the bridge loan facility bear interest at 14.6% and are payable ratably over a 36month term. Certain of these debt agreements contain provisions that limit the payment of cash dividends.

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

Risk Factors

We Have a Limited Operating History and Consequently Our Future Prospects are Difficult to Evaluate

We were incorporated in February 1994 and began shipping our products commercially in April 1996. We have shipped products in volume since the second quarter of 1997. We have limited operating history and the uncertain nature of the rapidly changing markets in which we serve, makes the prediction of future results of operations difficult or impossible. Furthermore, our prospects must be evaluated in light of the risks, uncertainties, and difficulties frequently encountered by companies in the early stage of development. We may not be successful in addressing these risks and our business strategy may not be successful.

We Have a History of Losses, We Expect Future Losses and We Cannot Assure You That We Will Achieve or Maintain Profitability

We have incurred losses since we commenced operations in February 1994. We incurred net losses of $6.3 million in 1996, $11.5 million in 1997, $13.4 million in 1998 and $13.2 million in 1999. As of March 31, 2000, we had an accumulated deficit of $54.6 million. We have not achieved profitability and our revenue has not grown in recent quarters. As such, we cannot be certain that we will realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. We may not generate a sufficient level of revenue to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenue. If revenue does not grow as we anticipate, if gross margins do not improve or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis.

We Expect to Continue to Experience Negative Cash Flow From Operations and May Be Unable to Meet Our Future Capital Requirements Through the Issuance of Additional Securities

Since inception, we have experienced negative cash flow from operations and we expect to continue to experience negative cash flow from operations for the foreseeable future. Therefore, we have relied primarily on issuances of equity securities to fund our operations to date. We currently anticipate that our existing cash balances and available lines will not be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months and we will need to raise additional funds prior to the expiration of such period. We cannot be certain that additional financing, through the issuance of equity securities or otherwise, will be available to us on favorable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, develop new products or otherwise respond to competitive pressures which could adversely affect our ability to achieve and sustain positive cash flow and profitability in the future. Furthermore, without new funds, the Company may not be able to continue as a going concern.

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

If a Distributor, OEM or Reseller Cancels or Delays a Large Purchase, Our Revenue May Decline and the Price of Our Stock May Fall

To date, a limited number of customers have accounted for a significant portion of our revenue. If any of our major customers stops or delays its purchase of our products, our revenue and profitability would be adversely affected. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. In the three month period ended March 31, 2000, customers totaling 10% or more of revenue accounted for 45% of our revenue. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers.

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
  respond effectively to new technological changes or new product announcements by others; and
  respond to emerging broadband access technologies including DSL and cable modems.

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

If We Fail To Develop and Expand Our Indirect Distribution Channels, Our Business Could Suffer

Our product distribution strategy focuses primarily on continuing to develop and expand our indirect distribution channels through distributors, resellers and OEMs, as well as focusing our field sales organization in the broadband security market. If we fail to develop and cultivate relationships with significant resellers, or if these resellers are not successful in their sales efforts, our product sales may decrease and our operating results may suffer. Many of our resellers also sell products that compete with our products. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our resellers. We cannot assure you that our resellers will market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support.

In order to support and develop leads for our indirect distribution channels, we plan to focus our efforts on target accounts with a specialized team of sales and support staff. We cannot assure you that this will be successfully completed, that the cost of this team will not exceed the revenue generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively establish our distribution channels or manage the sales and support staff would adversely affect our ability to grow and increase revenue.

Average Selling Prices of Our Products May Decrease, Which May Affect Our Gross Margins

The average selling prices for our products may be lower than expected as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. The pricing of products sold to our OEMs depends on the specific features and functions of the product, the degree of integration with the OEM's products, purchase volumes and the level of sales and service support. Generally, the market has reflected pricing pressures for both ISDN and analog based products and we expect such price pressures from competition to continue in the future. Additionally, we are experiencing aggressive pricing in the market for Broadband-based products and with the higher cost per unit to manufacture than the ISDN and analog products, we may experience gross margin percentage reductions as we continue to move our portfolio of products to a higher mix of Broadband-based products. As such, we cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features that can be sold at higher gross margins.

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

Our Market Continues to Develop and Our Products May Not Achieve Widespread Market Acceptance

Our success will depend upon the widespread commercial acceptance of shared Internet access products by small offices. Small offices are deploying shared Internet access products, and the market for these products is continuing to develop. If the single Internet access devices, such as analog modems or ISDN, DSL and cable modems, currently utilized by many small offices are deemed sufficient even though they do not enable shared access, then the market acceptance of our products may be slower than expected. Potential users of our products may have concerns regarding the security, reliability, cost, and ease of use and capability of our products. We cannot accurately predict the future growth rate or the ultimate size of the small office market for shared Internet access solutions.

We Depend on Contract Manufacturers for Substantially All of Our Manufacturing Requirements and We May Be Unable to Successfully Expand Our Manufacturing Operations as We Grow

We have developed a highly out-source contract manufacturing capability for the production of our products. Therefore, we rely on third party contract manufacturers to procure components, assemble, test and package our products. Our primary turn-key manufacturing partners are Micron Custom Manufacturing Services, Inc., Delta Networks, Inc., Discopy Labs Corporation and SMT Unlimited, Inc. Any interruption in the operations of one or more of these contract manufacturers or delays in their shipment of products would adversely affect our ability to meet scheduled product deliveries to our customers.

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

We Have Experienced Fluctuations in Growth in our Business in Recent Periods and Our Failure to Effectively Manage This and Future Growth Will Adversely Affect Our Business

We have significantly expanded and reduced our operations in recent periods and anticipate that further significant changes will be required to address potential growth in our customer base and market opportunities. These changes have placed and are expected to continue to place, significant strain on our engineering, managerial, administrative, operational, financial and marketing resources, and increased demands on our systems and controls. To exploit the market for our products, we must develop new and enhanced products while managing anticipated growth in sales by implementing effective planning and operating processes. To manage the anticipated growth of our operations, we will need to:

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

We Depend on Our Key Personnel Who May Not Continue to Work For Us

Our future success depends in large part upon the continued services of our key technical, sales and senior management personnel who are not bound by an employment agreement. The loss of any of our senior management or other key research, development, sales and marketing personnel, particularly if lost to competitors, could harm our business. In particular, the services of Mahesh Veerina, President and Chief Executive Officer, would be difficult to replace.

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

Future Issuances of Additional Securities May Adversely Affect Our Stockholders

In the future, we will be required to raise additional funds through the issuance of equity, equity-related or debt securities to fund our operations, take advantage of market opportunities, develop new products, pursue acquisition opportunities or otherwise respond to competitive pressures. The issuance of additional securities may be dilutive to our existing stockholders. Furthermore, securities we may issue in the future could have rights, preferences or privileges senior to those of our existing stockholders.

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

Date: November 14, 2000

Ramp Networks, Inc.

(Registrant)

By:	/s/ PERRY GRACE

Perry Grace
Vice President Finance
(Duly Authorized Officer and Principal Financial and Accounting Officer)