Form 10-Q/A
period 2000-06-30
RAMP NETWORKS INC
filed 2000-11-14
CIK 1084145

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
QUARTERLY REPORT ON FORM 10-Q/A FOR THE PERIOD ENDED JUNE 30, 2000
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

EXPLANATORY STATEMENT

The condensed consolidated financial statements as of June 30, 2000 and for the three and six month period ended June 30, 2000 have been restated to reflect various adjustments to the Company's previously reported financial statements for the three and six month period ended June 30, 2000. These adjustments reflect a cumulative effect of accounting change as of January 1, 2000 for a change in the Company's revenue recognition policy as well as adjustments to revenues previously recorded to reflect the revised accounting policy for revenue recognition.

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

The Company has changed its revenue recognition policy retroactive to January 1, 2000. The result of the change in the revenue recognition policy was an increase in net loss of $1.3 million and an increase in deferred revenues. This amount represents the net amount of gross margin on shipments previously recorded for product shipped to the distributors, but not "sold through" to customers, as of January 1, 2000. This amount is included as a cumulative effect of change in accounting policy in the accompanying financial statements for the six months ended June 30, 2000. As such, the Company has restated amounts previously recorded in its Forms 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000 to reflect the changes in the revised revenue recognition policy and to properly account for certain third quarter 2000 returns of product that had previously been recognized as revenue under the prior revenue recognition policy.

PART I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Statements

Ramp Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

                                                       June 30,    December 31,
                                                         2000          1999
                                                      Restated,
                                                      See Note 2
                                                     (Unaudited)
                                                     ------------  ------------

                          ASSETS
Current Assets:
  Cash and cash equivalents........................       $5,984       $12,530
  Marketable securities............................       15,585        27,590
  Accounts receivable, net.........................       10,232         4,523
  Inventory, net...................................        7,179         2,273
  Prepaid expenses and other current assets........        1,657           900
                                                     ------------  ------------
   Total current assets............................       40,637        47,816
Property and equipment, net........................        2,941         1,724
Other assets.......................................          483           375
                                                     ------------  ------------
   Total assets....................................      $44,061       $49,915
                                                     ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations.....         $114          $101
  Current portion of long-term debt................        2,363         2,233
  Accounts payable.................................        2,834         2,634
  Accrued liabilities..............................        3,247         3,440
  Deferred revenue.................................        7,524          --
                                                     ------------  ------------
   Total current liabilities.......................       16,082         8,408
Capital lease obligations, less
 current portion...................................          114           178
Long-term debt, less current portion...............        2,238         3,449
                                                     ------------  ------------
   Total liabilities...............................       18,434        12,035
                                                     ------------  ------------

Stockholders' equity:
  Preferred stock - 5,000 authorized, $.001
    par value, no shares issued at June
    30, 2000 and December 31, 1999.................           --            --
  Common stock - 100,000 authorized, $.001
    par value, issued and outstanding -
    21,542 and 21,097 at June 30, 2000 and
    December 31, 1999, respectively ...............           22            21
  Additional paid-in capital.......................       88,487        86,689
  Deferred stock compensation......................       (1,440)       (1,723)
  Accumulated deficit..............................      (61,442)      (47,107)
                                                     ------------  ------------
   Total stockholders' equity......................       25,627        37,880
                                                     ------------  ------------
   Total liabilities and stockholders' equity......      $44,061       $49,915
                                                     ============  ============

See accompanying notes to condensed consolidated financial statements.

Ramp Networks, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(unaudited)

                                          Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------- -------------------
                                            2000      1999      2000      1999
                                         Restated,           Restated,
                                         See Note 2          See Note 2
                                         --------- --------- --------- ---------
Revenue................................    $4,976    $4,533    $8,507    $8,416
Cost of revenue........................     3,570     2,787     6,022     5,399
                                         --------- --------- --------- ---------
Gross margin...........................     1,406     1,746     2,485     3,017
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
  General and administrative
    (excluding amortization of
    deferred stock compensation of
    $33 and $28 for the three months
    ended June 30, 2000 and 1999,
    respectively, and $66 and $103
    for the six months ended June
    30, 2000 and 1999, respectively...      1,272       698     2,404     1,169
  Amortization of deferred
     compensation......................       141       141       283       517
                                         --------- --------- --------- ---------
Total operating expenses...............     8,455     4,090    15,951     8,292
                                         --------- --------- --------- ---------
Loss from operations...................    (7,049)   (2,344)  (13,466)   (5,275)
Interest expense.......................      (174)     (213)     (457)     (247)
Other income (expense).................       389        99       895        75
                                         --------- --------- --------- ---------
Loss before cumulative effect of
  change in accounting policy..........    (6,834)   (2,458)  (13,028)   (5,447)

Cumulative effect of change in
  accounting policy....................        --        --    (1,307)       --
                                         --------- --------- --------- ---------
Net loss...............................   ($6,834)  ($2,458) ($14,335)  ($5,447)
                                         ========= ========= ========= =========

Basic and diluted loss per common
  share before cumulative effect
  of change in accounting policy........   ($0.32)   ($0.45)   ($0.61)   ($1.12)
                                         ========= ========= ========= =========
Basic and diluted net loss per
  common share..........................   ($0.32)   ($0.45)   ($0.67)   ($1.12)
                                         ========= ========= ========= =========
Shares used in computing basic and
  diluted net loss per common share.....   21,435     5,476    21,321     4,875
                                         ========= ========= ========= =========

See accompanying notes to condensed consolidated financial statements.

Ramp Networks, Inc.
Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)
(Unaudited)

                                                              Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                              2000        1999
                                                          Restated,
                                                          See Note 2
                                                          ----------  ----------
Operating activities:
  Net loss.............................................    ($14,335)    ($5,447)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation.......................................         509         302
    Gain on disposal of fixed assets...................         --          (15)
    Noncash compensation expense.......................         355         674
    Noncash technology acquisition.....................         --          573
    Changes in operating assets and liabilities:
      Accounts receivable..............................      (5,709)     (2,572)
      Inventory........................................      (4,906)     (1,596)
      Prepaid expenses and other assets................        (865)       (259)
      Accounts payable.................................         200         974
      Accrued liabilities..............................         465        (255)
      Deferred revenues................................       7,524         --
                                                          ----------  ----------
        Net cash used in operating activities..........     (16,762)     (7,621)
                                                          ----------  ----------
Investing activities:
  Purchase of property and equipment...................      (1,727)       (248)
  Proceeds from sale of assets.........................         --           46
  Maturities of short term investments.................      22,800         --
  Purchases of short term investments..................     (10,795)        --
                                                          ----------  ----------
        Net cash provided (used) by investing
          activities...................................      10,278        (202)
                                                          ----------  ----------
Financing activities:
  Principal payments on capital lease obligations......         (51)        (59)
  Borrowings under long term debt agreements...........         --        6,304
  Repayments of long term debt.........................      (1,081)       (297)
  Net proceeds from issuance of common stock...........       1,070      38,811
                                                          ----------  ----------
        Net cash (used) provided by financing
          activities...................................         (62)     44,759
                                                          ----------  ----------
Net (decrease) increase in cash and cash equivalents...      (6,546)     36,936
Cash and cash equivalents, beginning of period.........      12,530       3,764
                                                          ----------  ----------
Cash and cash equivalents, end of period...............      $5,984     $40,700
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

2. Summary of Significant Accounting Policies:

Basis of Presentation

The condensed consolidated financial statements have been prepared by Ramp, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Ramp Networks, Inc., and its wholly-owned subsidiary (collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments and adjustments to reflect the restatement of amounts for changes in revenue recognition as noted below, necessary for a fair presentation of the financial position at June 30, 2000 and the operating results and cash flows for the three months and six months ended June 30, 2000 and 1999.

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

Revenue Recognition and Cumulative Effect of Change in Accounting Policy

Ramp's revenue consists principally of amounts earned from the sale of manufactured products. Historically, revenue has been recognized by the Company upon transfer of title and risks of ownership, which generally occurs upon product shipment. Certain agreements with distributors and retailers provide for rights of return, co-op advertising, price protection, and stock rotation rights. Under the guidelines and requirements of ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists", the Company had previously concluded that it had sufficient history and experience to quantify reserves required for these provisions. Accordingly, Ramp provides an allowance for returns and price adjustments and provides a warranty reserve at the point of revenue recognition. These reserves are adjusted periodically based upon historical experience and anticipated future returns, price adjustments, and warranty costs.

The impact on the Company's Statements of Operations and Balance Sheets for the change in the Company's revenue recognition policy is summarized as follows (in thousands except per share amounts):

                                               Three Months Ended      Six Months Ended
                                                 June 30, 2000           June 30, 2000
                                            ----------------------- -----------------------
                                            As Reported As Amended  As Reported As Amended
                                            ----------- ----------- ----------- -----------
Statement of Operations:
  Revenue................................       $5,765      $4,976     $11,348      $8,507
  Cumulative accounting change...........          --         --           --       (1,307)
  Net loss...............................       (7,068)     (6,834)    (12,598)    (14,335)
  Net loss per share.....................       ($0.33)     ($0.32)     ($0.59)     ($0.67)

Balance Sheet:
  Accounts receivable, net...............        9,037      10,232       9,037      10,232
  Inventory..............................        3,937       7,179       3,937       7,179
  Deferred revenue.......................        1,350       7,524       1,350       7,524

The restatement of items related to revenues are summarized into the following categories for the periods presented (in thousands):

                                               Three        Six
                                              Months      Months
                                               Ended       Ended
                                             June 30,    June 30,
                                               2000        2000
                                            ----------- -----------
Revenues, as reported....................       $5,765     $11,348

Summary of Adjustments:
(1) Adjustments to reflect the change
    to a preferable revenue
    recognition policy
    related to distributors..............          938        (154)

(2) Revision of revenue recognition
    policy related to new customers......       (1,727)     (2,687)
                                            ----------- -----------
Revenues, as restated....................       $4,976      $8,507
                                            =========== ===========
  These adjustments represent the impact of the Company revising its revenue recognition policy. Previously the Company had reported revenue upon transfer of title and risk of ownership, which generally occurred upon product shipment. Provisions were also made for estimated normal returns. The adjustment represents the net effect of changing the revenue recognition method to a preferable method of recording revenue after the distributor has "sold through" the product to the ultimate end user. The Company believes this method more accurately reflects revenue due to the changes in market conditions and actual payment patterns of distribution customers using the criteria set forth under the SAB No. 101 interpretations and the requirements of SFAS No. 48.
  These adjustments represent the net impact of the Company revising its revenue recognition policy related to new customers. Previously the Company had reported revenue upon transfer of title and risk of ownership, which generally occurred upon product shipment. In the third quarter of 2000, the Company experienced negative trends of collections for one of its newer customers and determined that its past collection history with other customers was not a sufficiently reliable indicator of future collections on current shipments to new customers. In addition, during the third quarter, another customer returned product it had purchased in the first quarter in amounts significantly greater than the Company had provided for at the time of sale. As collectibility could not be reasonably assured, the Company has revised its revenue recognition policy for new customers to defer revenue until amounts are collected and a customer specific collection history has been established.

At June 30, 2000 the Company has recorded deferred revenue of $7.5 million. The deferred revenue represents shipments of product to customers where title has passed and the Company has invoiced the customer. However, to the extent that product is returned to the Company or credits are approved, this deferred revenue will not result in revenue to the Company. As stated, this deferred revenue will result in revenue when sold through by the distributors or to the extent VAR's and MSP's pay on their account based on sales to their customers.

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

Revenue by region as a percentage of total revenue is as follows:

                                               Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                            ----------------------- -----------------------
                                                2000        1999        2000        1999
                                             Restated,               Restated,
                                            See Note 2              See Note 2
                                            ----------- ----------- ----------- -----------
   North America.........................           59%         80%         66%         85%
   Pacific Rim...........................           35%         10%         25%          8%
   Europe................................            6%         10%          9%          7%
                                            ----------- ----------- ----------- -----------
      Total revenue......................          100%        100%        100%        100%
                                            =========== =========== =========== ===========

The Company's customers representing 10% or more of total revenues were as follows:

                                               Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                            ----------------------- -----------------------
                                                2000        1999        2000        1999
                                             Restated,               Restated,
                                            See Note 2              See Note 2
                                            ----------- ----------- ----------- -----------
   Customer A............................           28%         35%         28%         31%
   Customer B............................           23%         19%         20%         19%
   Customer C............................           34%          0%         20%          0%

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

Accounting for Certain Transactions Involving Stock Compensation

In March 2000, the FASB issued Financial Standards Board Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 addresses the application of APB Opinion No. 25 to clarify, among other issues, (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. The Company currently is evaluating FIN 44 and does not expect that it will have a material effect on its financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Inventory

Inventory, net of reserves, consisted of the following (in thousands):

                                             June 30,   December 31,
                                               2000        1999
                                             Restated,
                                            See Note 2
                                            ----------- -----------
   Raw materials...........................       $473        $699
   Finished goods, including $3.2
     million of inventory related to
     deferred revenue as of June 30, 2000..     6,706       1,574
                                            ----------- -----------
         Total inventory...................     $7,179      $2,273
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

Since our inception, we have incurred significant losses and, as of June 30, 2000, we had an accumulated deficit of $61.4 million. These losses have resulted primarily from our activities to develop our products, establish brand recognition and to develop our distribution channels.

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

                                          Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------- -------------------
                                            2000      1999      2000      1999
                                         Restated,           Restated,
                                         See Note 2          See Note 2
                                         --------- --------- --------- ---------
Revenue................................     100.0%   100.0%   100.0%   100.0%
Cost of revenue........................      71.7      61.5      70.8      64.2
                                         --------- --------- --------- ---------
Gross margin...........................      28.3      38.5      29.2      35.8
                                         --------- --------- --------- ---------

Operating expenses:
  Research and development.............      42.0      24.0      44.1      27.9
  Sales and marketing..................      99.5      47.7     111.8      50.6
  General and administrative...........      25.7      15.4      28.3      13.9
  Amortization of deferred
     compensation......................       2.8       3.1       3.3       6.1
                                         --------- --------- --------- ---------
Total operating expenses...............     170.0      90.2     187.5      98.5
                                         --------- --------- --------- ---------
Loss from operations...................    (141.7)    (51.7)   (158.3)    (62.7)
Interest expense.......................      (3.5)     (4.7)     (5.4)     (2.9)
Other income (expense).................       7.8       2.2      10.5       0.9
Cumulative effect of change in
  accounting policy....................       0.0       0.0     (15.4)      0.0
                                         --------- --------- --------- ---------
Net loss ..............................    (137.3)%   (54.2)%  (168.5)%   (64.7)%
                                         ========= ========= ========= =========

Three Months Ended June 30, 2000 (As Restated, See Note 2) and 1999

Revenue. Revenue increased 9.8% to $5.0 million in the three months ended June 30, 2000 from $4.5 million in the three months ended June 30, 1999. The increase was primarily due to continued growth in the WebRamp 700 series of security products and growth in our Broadband products dominated by the Company's line of SDSL and ADSL products servicing the "broadband" market.

Gross margin. The Company's total gross margin decreased from $1.7 million, or 39% of revenue, for the three months ended June 30, 1999 to $1.4 million, or 28% of revenue, for the three months ended June 30, 2000. The decline in gross margin as a percentage of revenue resulted primarily from (1) Sales of Broadband products which are currently supplied by the Company's vendors at lower volumes and therefore at higher unit prices and (2) A decline in analog products selling prices due to competitive pressures and softening of demand in North America as customers accelerate the transition to broadband technology.

Research and development expenses. Research and development expenses increased from $1.1 million, or 24% of revenue, for the three months ended June 30, 1999 to $2.1 million, or 42% of revenue, for the three months ended June 30, 2000. This increase reflects significant activity on engineering projects associated with the introduction of the Company's new Broadband products as well as efforts focused on integration of "Internet security" and "voice-over-DSL" technologies. The Company expects research and development expenditures to increase in the future as the Company continues to invest in new technologies.

Sales and marketing expenses. Sales and marketing expenses increased from $2.2 million, or 48% of revenue, for the three months ended June 30, 1999 to $5.0 million, or 100% of revenue, for the three months ended June 30, 2000. Sales and marketing expenses for the three months ended June 30, 2000 reflects increased selling expenditures for the hire of new support staff for the carrier organization to support the expansion into the Broadband/Security market. Additionally, the Company has expanded its advertising, promotions and marketing support efforts in both Europe and the Pacific Rim region to develop further markets for the Company's products.

General and administrative expenses. General and administrative expenses increased from $0.7 million, or 15% of revenue, for the three months ended June 30, 1999 to $1.3 million, or 26% of revenue, for the three months ended June 30, 2000. The increase in general and administrative expenses is due primarily to increases in recruiting and personnel related expenses.

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

Cumulative effect of change in accounting policy. The results of operations for the three months ended June 30, 2000 include a $1.3 million increase in net loss as a result of a cumulative change in accounting policy. See Note 2.

Six Months Ended June 30, 2000 (As Restated, See Note 2) and 1999

Revenue. Revenue for the six months ended June 30, 2000 was $ 8.5 million which is consistent with $8.4 million in the six months ended June 30, 1999.

Gross margin. The Company's total gross margin decreased from $3.0 million, or 36% of revenue, for the six months ended June 30, 1999 to $2.5 million, or 30% of revenue, for the six months ended June 30, 2000. The decline in gross margin resulted primarily from (1) Sales of Broadband products which are currently supplied by the Company's vendors at lower volumes and therefore at higher unit prices and (2) A decline in analog products selling prices due to competitive pressures and softening of demand in North America as customers accelerate the transition to broadband technology.

Research and development expenses. Research and development expenses increased from $2.3 million, or 28% of revenue, for the six months ended June 30, 1999 to $3.8 million, or 44% of revenue, for the six months ended June 30, 2000. This increase reflects significant activity on engineering projects associated with the introduction of the Company's new Broadband products as well as efforts focused on integration of "Internet security" and "voice-over-DSL" technologies. The Company expects research and development expenditures to increase in the future as the Company continues to invest in new technologies.

Sales and marketing expenses. Sales and marketing expenses increased from $4.3 million, or 51% of revenue, for the six months ended June 30, 1999 to $9.5 million, or 112% of revenue, for the six months ended June 30, 2000. Sales and marketing expenses for the six months ended June 30, 2000 reflects increased selling expenditures for the hire of new support staff for the carrier organization to support the expansion into the Broadband/Security market. Additionally, the Company has expanded its advertising, promotions and marketing support efforts in both Europe and the Pacific Rim region to develop further markets for the Company's products.

General and administrative expenses. General and administrative expenses increased from $1.2 million, or 14% of revenue, for the six months ended June 30, 1999 to $2.4 million, or 28% of revenue, for the six months ended June 30, 2000. The increase in general and administrative expenses is due primarily to increases in recruiting and personnel expenses.

Amortization of deferred stock compensation. Amortization of deferred stock compensation was $0.5 million or 6% of revenue for the six months ended June 30, 1999 and $0.3 million, or 3% of revenue, for the six months ended June 30, 2000. This amortization is associated with recorded deferred compensation of $2.5 million related to stock options granted in the year ended December 31, 1998 and during the three months ended March 31, 1999 at less than their deemed fair market value. The Company amortizes the deferred compensation over the vesting periods of the applicable options.

Cumulative effect of change in accounting policy. The results of operations for the six months ended June 30, 2000 include a $1.3 million increase in net loss as a result of a cumulative change in accounting policy. See Note 2.

LIQUIDITY AND CAPITAL RESOURCES (June 30, 2000 amounts are restated. See Note 2.)

Our principal sources of liquidity as of June 30, 2000 consisted of $21.6 million in cash equivalents and marketable securities, a $1.0 million fixed asset lease line, a working capital credit facility with a borrowing limit of up to the lower of $5.0 million or 100% of eligible accounts receivable and 50% of inventory and a $3.0 million bridge loan facility. As of June 30, 2000, the Company had outstanding obligations of $0.2 million and $4.6 million under the fixed asset lease line and the working capital credit and bridge loan facilities, respectively. Borrowings under the fixed asset lease line bear interest at 7%, are payable ratably over a 36 month term, are subject to a 15% termination payment and are secured by the fixed assets that are leased under the line. Borrowings under this facility bear interest at 8.4%, are payable ratably over a 36 month term, are subject to a termination payment of 12.5% and are secured by our receivables and inventory. Borrowings under this facility bear interest at 14.6% and are payable ratably over a 36-month term. Certain of these debt agreements contain provisions that limit the payment of cash dividends.

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

We Have a History of Losses, We Expect Future Losses and We Cannot Assure You That We Will Achieve or Maintain Profitability

We have incurred losses since we commenced operations in February 1994. We incurred net losses of $6.3 million in 1996, $11.5 million in 1997, $13.4 million in 1998 and $13.2 million in 1999. As of June 30, 2000, we had an accumulated deficit of $61.4 million. We have not achieved profitability and although our revenue has grown in recent quarters, we cannot be certain that we will realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. We may not generate a sufficient level of revenue to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenue. If revenue grows slower than we anticipate, if gross margins do not improve or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis.

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

If a Distributor or OEM Cancels or Delays a Large Purchase, Our Revenue May Decline and the Price of Our Stock May Fall

To date, a limited number of distributors and OEM customers have accounted for a significant portion of our revenue. If any of our major distributors or OEMs stops or delays its purchase of our products, our revenue and profitability would be adversely affected. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. In the six month period ended June 30,2000, customers totaling 10% or more of revenue accounted for 85% of our revenue. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers.

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
  our reseller and OEM agreements generally do not require minimum purchases; 'and our customers may, under certain circumstances, return products to us.

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