Form 10-Q
period 2000-09-30
RAMP NETWORKS INC
filed 2000-11-14
CIK 1084145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

As of October 31, 2000, there were 21,701,739 shares of the Registrant's Common Stock outstanding.

Ramp Networks, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	**

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999	**

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999	**

Notes to Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

PART I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Statements

Ramp Networks, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

                                                     September 30, December 31,
                                                         2000          1999
                                                     (Unaudited)
                                                     ------------  ------------

                          ASSETS
Current Assets:
  Cash and cash equivalents........................       $7,807       $12,530
  Marketable securities............................        7,494        27,590
  Accounts receivable, net.........................        5,076         4,523
  Inventory, net...................................        8,981         2,273
  Prepaid expenses and other current assets........        1,106           900
                                                     ------------  ------------
   Total current assets............................       30,464        47,816
Property and equipment, net........................        3,162         1,724
Other assets.......................................          458           375
                                                     ------------  ------------
   Total assets....................................      $34,084       $49,915
                                                     ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations.....         $120          $101
  Current portion of long-term debt................        2,395         2,233
  Accounts payable.................................        5,433         2,634
  Accrued liabilities..............................        6,458         3,440
  Deferred revenue.................................        5,062          --
                                                     ------------  ------------
   Total current liabilities.......................       19,468         8,408
Capital lease obligations, less
 current portion...................................           84           178
Long-term debt, less current portion...............        1,628         3,449
                                                     ------------  ------------
   Total liabilities...............................       21,180        12,035
                                                     ------------  ------------

Stockholders' equity:
  Preferred stock - 5,000 authorized, $.001
    par value, no shares issued at September
    30, 2000 and December 31, 1999.................           --            --
  Common stock - 100,000 authorized, $.001
    par value, issued and outstanding -
    21,702 and 21,097 at September 30, 2000 and
    December 31, 1999, respectively ...............           22            21
  Additional paid-in capital.......................       88,621        86,689
  Deferred stock compensation......................       (1,368)       (1,723)
  Accumulated deficit..............................      (74,371)      (47,107)
                                                     ------------  ------------
   Total stockholders' equity......................       12,904        37,880
                                                     ------------  ------------
   Total liabilities and stockholders' equity......      $34,084       $49,915
                                                     ============  ============

See accompanying notes to condensed consolidated financial statements.

Ramp Networks, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(unaudited)

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                         ------------------- -------------------
                                            2000      1999      2000      1999
                                                             Restated,
                                                             See Note 2
                                         --------- --------- --------- ---------
Revenue................................    $2,971    $5,002   $11,478   $13,418
Cost of revenue........................     6,258     2,950    12,280     8,333
                                         --------- --------- --------- ---------
Gross margin...........................    (3,287)    2,052      (802)    5,085
                                         --------- --------- --------- ---------

Operating expenses:
  Research and development
    (excluding amortization of
    deferred stock compensation of
    $34 and $63 for the three months
    ended September 30, 2000 and 1999,
    respectively, and $169 and $291
    for the nine months ended September
    30, 2000 and 1999, respectively....     1,964     1,225     5,716     3,568
  Sales and marketing
    (excluding amortization of
    deferred stock compensation of
    $21 and $50 for the three months
    ended September 30, 2000 and 1999,
    respectively, and $105 and $236
    for the nine months ended September
    30, 2000 and 1999, respectively....     5,785     2,605    15,297     6,877
  General and administrative
    (excluding amortization of
    deferred stock compensation of
    $17 and $28 for the three months
    ended September 30, 2000 and 1999,
    respectively, and $81 and $131
    for the nine months ended September
    30, 2000 and 1999, respectively....     1,272       803     3,676     1,983
  Legal and severance cost.............        --     1,169        --     1,169
  Amortization of deferred
     compensation......................        72       141       355       658
  Restructuring charge.................       541        --       541        --
                                         --------- --------- --------- ---------
Total operating expenses...............     9,634     5,943    25,585    14,255
                                         --------- --------- --------- ---------
Loss from operations...................   (12,921)   (3,891)  (26,387)   (9,170)
Interest expense.......................      (187)     (255)     (644)     (485)
Other income (expense).................       179       526     1,074       585
                                         --------- --------- --------- ---------
Loss before cumulative effect of
  change in accounting policy..........   (12,929)   (3,620)  (25,957)   (9,070)

Cumulative effect of change in
  accounting policy....................        --        --    (1,307)       --
                                         --------- --------- --------- ---------
Net loss...............................  ($12,929)  ($3,620) ($27,264)  ($9,070)
                                         ========= ========= ========= =========

Basic and diluted loss per common
  share before cumulative effect
  of change in accounting policy........   ($0.60)   ($0.17)   ($1.21)   ($0.89)
                                         ========= ========= ========= =========
Basic and diluted net loss per
  common share..........................   ($0.60)   ($0.17)   ($1.27)   ($0.89)
                                         ========= ========= ========= =========
Shares used in computing basic and
  diluted net loss per common share.....   21,664    20,910    21,435    10,210
                                         ========= ========= ========= =========

See accompanying notes to condensed consolidated financial statements.

Ramp Networks, Inc.
Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)
(Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                              2000        1999
                                                          Restated,
                                                          See Note 2
                                                          ----------  ----------
Operating activities:
  Net loss.............................................    ($27,264)    ($9,070)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation.......................................         897         480
    Gain on disposal of fixed assets...................         --          (15)
    Noncash compensation expense.......................         435         856
    Noncash technology acquisition.....................         --          573
    Changes in operating assets and liabilities:
      Accounts receivable..............................        (553)     (2,749)
      Inventory........................................      (6,708)     (1,023)
      Prepaid expenses and other assets................        (289)       (535)
      Accounts payable.................................       2,799        (138)
      Accrued liabilities..............................       3,676       1,160
      Deferred revenues................................       5,062         --
                                                          ----------  ----------
        Net cash used in operating activities..........     (21,945)    (10,461)
                                                          ----------  ----------
Investing activities:
  Purchase of property and equipment...................      (2,335)       (549)
  Proceeds from sale of assets.........................         --           47
  Maturities of short term investments.................      44,861         --
  Purchases of short term investments..................     (24,765)    (27,264)
                                                          ----------  ----------
        Net cash provided (used) by investing
          activities...................................      17,761     (27,766)
                                                          ----------  ----------
Financing activities:
  Principal payments on capital lease obligations......         (75)        (92)
  Borrowings under long term debt agreements...........         --        6,305
  Repayments of long term debt.........................      (1,659)       (610)
  Net proceeds from issuance of common stock...........       1,195      44,811
                                                          ----------  ----------
        Net cash (used) provided by financing
          activities...................................        (539)     50,414
                                                          ----------  ----------
Net (decrease) increase in cash and cash equivalents...      (4,723)     12,187
Cash and cash equivalents, beginning of period.........      12,530       3,764
                                                          ----------  ----------
Cash and cash equivalents, end of period...............      $7,807     $15,951
                                                          ==========  ==========

See accompanying notes to condensed consolidated financial statements.

Ramp Networks, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Ramp Networks, Inc. ("Ramp"), formerly Trancell Systems, Inc., a California corporation, was incorporated on February 17, 1994, and re-incorporated in Delaware in June 1999. Ramp develops, designs, manufactures and markets multi-user Internet access devices designed for small business and home use. Ramp sells its products through distributors and value added resellers and to original equipment manufacturers located in the United States and abroad.

 2. Summary of Significant Accounting Policies:

Basis of Presentation

The condensed consolidated financial statements have been prepared by Ramp, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Ramp Networks, Inc., and its wholly-owned subsidiary (collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, and adjustments to reflect the restatement of amounts for changes in revenue recognition accounting as noted below which are necessary for a fair presentation of the financial position at September 30, 2000, and the operating results and cash flows for the three months and nine months ended September 30, 2000 and 1999.

The condensed consolidated balance sheet at December 31, 1999 is from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

Since inception, we have experienced negative cash flow from operations and we expect to continue to experience negative cash flow from operations for the foreseeable future. Therefore, we have relied primarily on issuances of equity securities to fund our operations to date. We currently anticipate that our existing cash balances and available lines will not be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months and we will need to raise additional funds prior to the expiration of such period. We cannot be certain that additional financing, through the issuance of equity securities or otherwise, will be available to us on favorable terms, or at all. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, develop new products or otherwise respond to competitive pressures which could adversely affect our ability to achieve and sustain positive cash flow and profitability in the future. The Company is currently in the process of exploring alternative financing sources to fund future operations. The uncertainty about our ability to raise additional funds causes substantial doubt about our ability to continue as a going concern. The accompanying financial statements are prepared on the basis that the Company will continue as a going concern and do not reflect any adjustments that might be needed to reflect the ultimate realization of asset values should this not be the case.

 Revenue Recognition, Cumulative Effect of Change in Accounting and Restatement

Ramp's revenue consists principally of amounts earned from the sale of manufactured products. Historically, revenue has been recognized by the Company upon transfer of title and risks of ownership, which generally occurred upon product shipment. Certain agreements with distributors and retailers provide for rights of return, co-op advertising, price protection, and stock rotation rights. Under the guidelines and requirements of Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists", the Company concluded that it had sufficient history and experience to quantify reserves required for these provisions. Accordingly, Ramp provided an allowance for returns and price adjustments and provided a warranty reserve at the point of revenue recognition. These reserves have been adjusted periodically based upon historical experience and anticipated future returns, price adjustments, and warranty costs.

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

The Company has changed its revenue recognition policy retroactive to January 1, 2000. The result of the change in the revenue recognition policy was an increase in net loss of $1.3 million and an increase in deferred revenues. This amount represents the net amount of gross margin on shipments previously recorded for product shipped to the distributors, but not "sold through" to customers, as of January 1, 2000. This amount is included as a cumulative effect of change in accounting policy in the accompanying financial statements for the nine months ended September 30, 2000. Additionally, the Company has restated amounts previously recorded in its Forms 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000 to reflect the changes in the revised revenue recognition policy and to properly account for certain third quarter 2000 returns of product that had previously been recognized as revenue under the prior revenue recognition policy.

 The impact on the Company's Statements of Operations and Balance Sheets for the change in the Company's revenue recognition policy and the restatement of certain third quarter returns is summarized as follows (in thousands except per share amounts):

                                          Three Months Ended      Three Months Ended      Six Months Ended
                                            March 31, 2000          June 30, 2000           June 30, 2000
                                       ----------------------- ----------------------- ----------------------
                                       As Reported As Amended  As Reported As Amended  As Reported As Amended
                                       ----------- ----------- ----------- ----------- ----------- ----------
Statement of Operations:
  Revenue.............................     $5,583      $3,531      $5,765      $4,976     $11,348     $8,507
  Cumulative accounting change........        --       (1,307)        --          --          --      (1,307)
  Net loss............................     (5,530)     (7,501)     (7,068)     (6,834)    (12,598)   (14,335)
  Net loss per share..................     ($0.26)     ($0.35)     ($0.33)     ($0.32)     ($0.59)    ($0.67)

Balance Sheet:
  Accounts receivable, net............     $6,100      $6,372      $9,037     $10,232      $9,037    $10,232
  Inventory...........................      3,396       6,367       3,937       7,179       3,937      7,179
  Deferred revenue....................        --        5,214       1,350       7,524       1,350      7,524

The restatement of items related to revenues is summarized into the following categories for the periods presented (in thousands):

                                          Three       Three        Six
                                         Months      Months      Months
                                          Ended       Ended       Ended
                                        March 31,   June 30,    June 30,
                                          2000        2000        2000
                                       ----------- ----------- -----------
Revenues, as reported.................     $5,583      $5,765     $11,348

Summary of Adjustments:
(1) Adjustments to reflect the change
    to a preferable revenue
    recognition policy
    related to distributors...........     (1,092)        938        (154)

(2) Revision of revenue recognition
    policy related to new customers...       (960)     (1,727)     (2,687)
                                       ----------- ----------- -----------
Revenues, as restated.................     $3,531      $4,976      $8,507
                                       =========== =========== ===========
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

At September 30, 2000 the Company has recorded Deferred Revenue of $5.1 million. The deferred revenue represents shipments of product to customers where title has passed and the Company has invoiced the customer. However, to the extent that product is returned to the Company or credits are approved, this deferred revenue will not result in revenue to the Company. As stated, this deferred revenue will result in revenue when sold through by the distributors or to the extent VAR's and MSP's pay on their account based on sales to their customers.

The SEC has issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 and related interpretations summarize the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that its revised accounting policy complies with the provisions of SAB No. 101.

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

Comprehensive Loss

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which Ramp adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with shareholders ("comprehensive loss"). Comprehensive loss is the total of net loss and all other non-owner changes in equity. For the three and nine month periods ended September 30, 2000 and 1999, the Company's comprehensive loss was equal to its net loss.

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

On this basis, Ramp is organized and operates as one business segment, the design, development, manufacture, and marketing of multi-user Internet access devices designed for small business and home use. The Company's long-lived assets are primarily located in the United States. Revenue by region as a percentage of total revenue is as follows:

                                               Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                            ----------------------- -----------------------
                                                2000        1999        2000        1999
                                                                     Restated,
                                                                    See Note 2
                                            ----------- ----------- ----------- -----------
   North America.........................           92%         85%         73%         84%
   Pacific Rim...........................            2%         15%         19%         11%
   Europe................................            6%          0%          8%          5%
                                            ----------- ----------- ----------- -----------
      Total revenue......................          100%        100%        100%        100%
                                            =========== =========== =========== ===========

The Company's customers representing 10% or more of total revenues were as follows:

                                               Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                            ----------------------- -----------------------
                                                2000        1999        2000        1999
                                                                     Restated,
                                                                    See Note 2
                                            ----------- ----------- ----------- -----------
   Customer A............................           38%         17%         31%         26%
   Customer B............................           16%          9%         19%         15%
   Customer C............................            0%          0%         15%          0%

Accounts receivable as of September 30, 2000 from the major customers highlighted above were $3.0 million.

Accounting For Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not believe this Statement will have a material impact on the financial condition or results of the operations, as the Company does not currently hold any derivative instruments and does not engage in hedging activities.

Accounting for Certain Transactions Involving Stock Compensation

In March 2000, the FASB issued Financial Standards Board Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 addresses the application of APB No. 25 to clarify, among other issues, (i) the definition of employee for purposes of applying APB No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The Company has adopted FIN 44 and adoption did not have a material effect on its financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

 3. Inventory

Inventories, net of reserves, consisted of the following (in thousands):

                                           September 30, December 31,
                                               2000         1999
                                            ----------- -----------
   Raw materials...........................       $588        $699
   Finished goods, including $2.7
     million of inventory related to
     deferred revenue as of
     September 30, 2000....................      8,393       1,574
                                            ----------- -----------
         Total inventory...................     $8,981      $2,273
                                            =========== ===========

During the three month period ended September 30, 2000, the Company recorded inventory provisions of $1.5 million. These charges were the result of the Company assessing its current inventory levels and determining that such amounts could not be fully realized. These charges are included in cost of sales in the accompanying financial statements. Additionally, the Company has accrued and expensed $ 2.2 million as of September 30, 2000, as a best estimate of the provisions for losses due to cancellation of future commitments to contract manufacturers of inventory orders that are no longer required. This amount is included in cost of sales and accrued liabilities in the accompanying financial statements.

4. Restructuring Charge

Results of Operations for the three and nine months ended September 30, 2000 include $0.5 million in restructuring charges resulting from the 35 employee decrease, a 21% reduction, in workforce implemented by the Company in September 2000. The reduction in workforce was comprised of sales and support staff. Additionally, the Company closed certain field offices and disposed certain assets that were no longer useful. Substantially all of the restructuring costs have been paid out as of November 14, 2000. These amounts are reflected as part of the accrued liabilities balance as of September 30, 2000. Details of the cost of restructuring are summarized as follows (in thousands):

Severance and outplacement cost-cash....................      $347
Write-down of fixed assets-non-cash.....................       130
Cost associated with closure of field offices-cash......        64
                                                        -----------
   Total restructuring charges..........................      $541
                                                        ===========

5. Contingencies

Legal Claims

Todd Simon, individually and on behalf of all others similarly situated v. Ramp Networks, Inc. and Mahesh Veerina, Case No. CV-00-3645 JCS, United States District Court for the Northern District of California, filed on October 3, 2000; Jacob Elefant, individually and on behalf of all others similarly situated v. Ramp Networks, Inc. and Mahesh Veerina, Case No. C00-210043 PVT, United States District Court for the Northern District of California, filed on October 6, 2000; and Doron Shauly, on behalf of himself and all others similarly situated v Ramp Networks, Inc. and Mahesh Veerina, Case No. C00-021086 EAI, United States District Court for the Northern District of California, filed on October 23, 2000 are punitive class actions filed on behalf of purchasers of the Company's common stock between November 15, 1999 and September 29, 2000. Each of the complaints asserts that the defendants fraudulently recognized revenues through purported "channel stuffing," and disseminated materially false and misleading statements regarding the demand for, and market acceptance of, the Company's products, the strength of its technologies, its competitiveness and trends in its business. The complaints allege claims for relief under Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 thereunder, as well as Section 20 of the Exchange Act, seeking unspecified compensatory damages, attorneys' fees and costs. It is possible that additional complaints have been or will be filed alleging similar claims. The Company intends to vigorously defend the suits and any other similar suits subsequently filed.

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

We were incorporated in California in February 1994 and reincorporated in Delaware in June 1999. Our wholly-owned subsidiary, Ramp Networks Private Limited, is incorporated in India and performs research and development for us. From our inception in February 1994 through early 1995, we were focused on developing products for the asynchronous transfer mode market. We subsequently licensed this technology to a related party and focused on the small office market for shared Internet access solutions. From early 1995 through May 1996, our operating activities were related primarily to developing, prototyping and testing our first WebRamp product, staffing our administrative, sales and marketing and operations organizations and establishing relationships with VAR's, Internet Service Providers ("ISP") and mail order catalogs for the distribution of our products. In June 1996, we commenced shipments of our first ISDN-based WebRamp product. The quarter ended March 31, 2000 was the first quarter that the Company shipped volume production units of all its DSL products, namely; ADSL - WebRamp 600I , SDSL WebRamp 500I and WebRamp 510I, and IDSL - WebRamp 450i.

Our revenue is derived primarily from the sale of our WebRamp family of products. We market and sell our products via a two-tier distribution system primarily to distributors, such as Ingram Micro and Tech Data (in North America), who then resell our products to VAR's, selected retail outlets, mail order catalogs and ISP's. These VAR's then sell our products to end-users. Additionally, we also sell our products to Original Equipment Manufacturers ("OEM") and with the advent of our DSL portfolio sell to VAR's, MSP's and ISP's that work directly with DSL service providers or carriers.

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

Revenue Recognition, Cumulative Effect of Change in Accounting and Restatement

Ramp's revenue consists principally of amounts earned from the sale of manufactured products. Historically, revenue has been recognized by the Company upon transfer of title and risks of ownership, which generally occurred upon product shipment. Certain agreements with distributors and retailers provide for rights of return, co-op advertising, price protection, and stock rotation rights. Under the guidelines and requirements of Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists", the Company concluded that it had sufficient history and experience to quantify reserves required for these provisions. Accordingly, Ramp provided an allowance for returns and price adjustments and provided a warranty reserve at the point of revenue recognition. These reserves have been adjusted periodically based upon historical experience and anticipated future returns, price adjustments, and warranty costs.

In the first quarter of 2000, the Company launched a new sales and marketing campaign that involved sales of new technology and products to both existing and a variety of new types of customers, including new customers serving the relatively new Digital Subscriber Loop (DSL) market. The DSL market experienced significant fluctuations in supply and demand in 2000. As a result, current customers and potential customers experienced delays in the provisioning in this marketplace which delayed demand for the Company's products. During 2000, the Company has experienced changing business conditions and demand for product from its distributors. Specifically, the Company experienced lower demand for both new and existing products and a trend of increasing past due accounts receivable from its current distributors as well as from some of the Company's new customers. The Company has now decided that this increase in past due accounts receivable from distributors was a result of the distributors not paying the Company until product was ultimately "sold through" to the customer. Additionally, certain new customers returned a significant portion of previously sold product in amounts greater than had been estimated by the Company. In 2000, the Company continued to apply revenue recognition accounting policies in accordance with past practices. Revenue recognition was based on historical experience with long-term customer payment patterns and returns and conventional industry practices. In the third quarter of 2000, the Company reassessed its receivable collection history and product returns history with its major distributors as well as new customers, based upon the current market demand for the Company's products. As a result of this reassessment, the Company determined that the negative trends in product sales demand and slower collection of receivable amounts was not a temporary trend. These significant changes in circumstances have necessitated a change in accounting policies for its current sales activity. The Company has decided to restate earlier quarters so that the accounting for revenue is consistent for all interim periods in 2000.

The Company determined that in light of the current market conditions , a more preferable method of revenue recognition would be to defer the recognition of revenue. Under this new method, the Company will now record revenue on product shipped to distributors when the product is ultimately "sold through" to the customer. Additionally, the Company will now defer revenues for all other customers where collection and returns history is not proven until such activity reflects the "sell through" of products to VAR's and MSP's.

The Company has changed its revenue recognition policy retroactive to January 1, 2000. The result of the change in the revenue recognition policy was an increase in net loss of $1.3 million and an increase in deferred revenues. This amount represents the net amount of gross margin on shipments previously recorded for product shipped to the distributors, but not "sold through" to customers, as of January 1, 2000. This amount is included as a cumulative effect of change in accounting policy in the accompanying financial statements for the nine months ended September 30, 2000. Additionally, the Company has restated amounts previously recorded in its Forms 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000 to reflect the changes in the revised revenue recognition policy and to properly account for certain third quarter returns of product that had previously been recognized as revenue under the prior revenue recognition policy.

The impact on the Company's Statements of Operations and Balance Sheets for the change in the Company's revenue recognition policy and the restatement of certain third quarter returns is summarized as follows (in thousands except per share amounts):

                                          Three Months Ended      Three Months Ended      Six Months Ended
                                            March 31, 2000          June 30, 2000           June 30, 2000
                                       ----------------------- ----------------------- ----------------------
                                       As Reported As Amended  As Reported As Amended  As Reported As Amended
                                       ----------- ----------- ----------- ----------- ----------- ----------
Statement of Operations:
  Revenue.............................     $5,583      $3,531      $5,765      $4,976     $11,348     $8,507
  Cumulative accounting change........        --       (1,307)        --          --          --      (1,307)
  Net loss............................     (5,530)     (7,501)     (7,068)     (6,834)    (12,598)   (14,335)
  Net loss per share..................     ($0.26)     ($0.35)     ($0.33)     ($0.32)     ($0.59)    ($0.67)

Balance Sheet:
  Accounts receivable, net............     $6,100      $6,372      $9,037     $10,232      $9,037    $10,232
  Inventory...........................      3,396       6,367       3,937       7,179       3,937      7,179
  Deferred revenue....................        --        5,214       1,350       7,524       1,350      7,524

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

Our gross margins are affected by fluctuations in manufacturing volumes and component costs, and the mix of products sold. During the three months ended September 30, 2000, gross margin as a percentage of revenue declined as compared to the three months ended September 30, 1999. During the three months ended September 30, 2000, the Company's revenue included higher unit volumes of its Broadband products. These products have higher unit costs because volume production levels have not been achieved with the Company's vendors that supply such products. Our gross margins vary by the mix of Broadband products. Continued market pressure on all CPE vendors indicates that margins may continue to decline until such time as the Company's new line of Broadband Security products are shipped in volume. Predicting the future mix of products or volumes shipped is difficult and as such we cannot assure you that we will maintain or increase our gross margins as a percentage of revenues. In the short term we expect gross margins to continue to decline (from the third quarter 2000 percentage excluding the one-time charges and write-offs) as we focus our efforts on inventory reduction that will include certain price reductions on excess inventories.

Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, and prototyping expenses related to the design, development and testing of our products. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and support functions, as well as costs associated with promotional and other sales activities. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and human resources personnel, professional fees, and other corporate expenses. We expect expenses relating to research and development, sales and marketing, general and administrative and operations to increase in absolute dollars. Sales and marketing expenses are expected to decrease in the fourth quarter of 2000 as a result of the reduction in force implemented in September. We expect sales and marketing expenses to increase in absolute dollars beginning in 2001 as we expand our marketing efforts focused on the broadband security business. The percentage of revenue that each of these categories represents will vary depending on the rate of our revenue growth and investments that may be required to support the development of new products and our penetration of new markets.

Since our inception, we have incurred significant losses and, as of September 30, 2000, we had an accumulated deficit of $74.4 million. These losses have resulted primarily from our activities to develop our products, establish brand recognition and to develop our distribution channels.

As of December 31, 1999, we had net operating loss carry-forwards of $41 million for federal purposes and $16 million for state purposes. The federal and state net operating loss carry-forwards expire on various dates through 2019. We have provided a full valuation allowance against our deferred tax assets, consisting primarily of net operating loss carry-forwards, because of the uncertainty regarding their realization. Further, these net operating loss carry-forwards could be subject to limitations due to changes in our ownership resulting from equity financing.

 Results of Operations

The following table sets forth certain financial data for the periods indicated as a percentage of revenue.

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                         ------------------- -------------------
                                            2000      1999      2000      1999
                                                             Restated,
                                                             See Note 2
                                         --------- --------- --------- ---------
Revenue................................     100.0%   100.0%   100.0%   100.0%
Cost of revenue........................     210.6      59.0     107.0      62.1
                                         --------- --------- --------- ---------
Gross margin...........................    (110.6)     41.0      (7.0)     37.9
                                         --------- --------- --------- ---------

Operating expenses:
  Research and development.............      66.1      24.5      49.8      26.6
  Sales and marketing..................     194.7      52.1     133.3      51.3
  General and administrative...........      42.8      16.1      32.0      14.8
  Legal and severance cost.............       0.0      23.4       0.0       8.7
  Amortization of deferred
     compensation......................       2.4       2.8       3.1       4.9
  Restructuring charge.................      18.2       0.0       4.7       0.0
                                         --------- --------- --------- ---------
Total operating expenses...............     324.3     118.8     222.9     106.2
                                         --------- --------- --------- ---------
Loss from operations...................    (434.9)    (77.8)   (229.9)    (68.3)
Interest expense.......................      (6.3)     (5.1)     (5.6)     (3.6)
Other income (expense).................       6.0      10.5       9.4       4.4
Cumulative effect of change in
  accounting policy....................       0.0       0.0     (11.4)      0.0
                                         --------- --------- --------- ---------
Net loss ..............................    (435.2)%   (72.4)%  (237.5)%   (67.6)%
                                         ========= ========= ========= =========

Three Months Ended September 30, 2000 and 1999

Revenue. Revenue decreased 41% to $3.0 million in the three months ended September 30, 2000 from $5.0 million in the three months ended September 30, 1999. The decrease reflects lower demand in the U.S. and Asia for the Company's dial products.

Gross margin. The Company's total gross margin decreased from $2.1 million, or 41% of revenue, for the three months ended September 30, 1999 to $(3.3) million, or (111)% of revenue, for the three months ended September 30, 2000. The negative gross margin in 2000 includes inventory provisions of $3.8 million for costs and reserves associated with inventory that the Company believes, based on its current best estimates, will be sold or disposed of with lower gross margins. Excluding these one-time charges, gross margin would be 17% of revenue reflecting;

    lower margins on DSL products

    lower volumes and thereby higher unit costs per unit for overhead and manufacturing support costs, and declining analog product selling prices due to competitive pressures and softening of demand in North America as customers accelerate the transition to broadband technology

Research and development expenses. Research and development expenses increased from $1.2 million, or 25% of revenue, for the three months ended September 30, 1999 to $2.0 million, or 66% of revenue, for the three months ended September 30, 2000. This increase reflects significant activity on engineering projects associated with the introduction of the Company's new Broadband products as well as efforts focused on integration of "Internet security" and "voice-over-DSL" technologies.

Sales and marketing expenses. Sales and marketing expenses increased from $2.6 million, or 52% of revenue, for the three months ended September 30, 1999 to $5.8 million, or 195% of revenue, for the three months ended September 30, 2000. Sales and marketing expenses for the three months ended September 30, 2000 includes one-time charges of $0.8 million associated with the cancellation or expiration of contracts which will result in the elimination or minimization of future liabilities to the Company. The remaining increase of $2.4 million of expense for the three months ended September 30, 2000 was due to significant expenditures which were incurred to support the enterprise business that as a result of the Company's restructuring will be reduced significantly.

General and administrative expenses. General and administrative expenses increased from $0.8 million, or 16% of revenue, for the three months ended September 30, 1999 to $1.3 million, or 43% of revenue, for the three months ended September 30, 2000. The increase in general and administrative expenses is due primarily to increases in personnel and professional consulting costs. General and administrative expenses are expected to decrease in the fourth quarter of 2000 due to the reduction in force the Company implemented in September.

Legal and severance cost. For the three months ended September 30, 1999, the Company recorded a charge of $1.2 million for legal and severance costs. The charge includes a settlement of a legal dispute with two prior employees and a settlement of a patent dispute with a prior employee.

Amortization of deferred stock compensation. Amortization of deferred stock compensation was $0.1 million for each of the three months ended September 30, 2000 and 1999, respectively. This amortization is associated with recorded deferred compensation of $2.5 million related to stock options granted in the year ended December 31, 1998 and during the three months ended March 31, 1999 at less than their deemed fair market value. The Company amortizes the deferred compensation over the vesting periods of the applicable options. During the period, the deferred stock compensation was adjusted to eliminate, on a prospective basis, employees who have terminated from the Company and to which such stock options have been cancelled.

Restructuring charge. Results of Operations for the three months ended September 30, 2000 include $0.5 million of restructuring charges resulting from the 21% reduction in force implemented by the Company in September 2000. Substantially all of the restructuring costs have been paid out as of November 14, 2000. Details of the cost of restructuring are summarized in Note 4 to the financial statements.

Nine Months Ended September 30, 2000 (As restated, See Note 2 to the financial statements ) and 1999

Revenue. Revenue decreased 14% to $11.5 million, as restated for the nine months ended September 30, 2000 from $13.4 million for the nine months ended September 30, 1999. The decrease reflects lower demand in the U.S. and Asia for the Company's dial products.

Gross margin. The Company's total gross margin decreased from $5.1 million, or 38% of revenue, for the nine months ended September 30, 1999 to $(0.8) million, or (7)% of revenue, for the nine months ended September 30, 2000. The negative gross margin in 2000 includes one-time charges and write-offs of $3.8 million for costs and reserves associated with inventory that the Company believes, based on its current best estimates, will be sold or disposed of with lower gross margins. Excluding these one-time charges, gross margin would be 26% reflecting;

    lower margins on DSL products

    lower volumes and thereby higher unit costs per unit for overhead and manufacturing support costs, and declining analog product selling prices due to competitive pressures and softening of demand in North America as customers accelerate the transition to broadband technology.

Research and development expenses. Research and development expenses increased from $3.6 million, or 27% of revenue, for the nine months ended September 30, 1999 to $5.7 million, or 50% of revenue, for the nine months ended September 30, 2000. This increase reflects significant activity on engineering projects associated with the introduction of the Company's new Broadband products as well as efforts focused on integration of "Internet security" and "voice-over-DSL" technologies.

Sales and marketing expenses. Sales and marketing expenses increased from $6.9 million, or 51% of revenue, for the nine months ended September 30, 1999 to $15.3 million, or 133% of revenue, for the nine months ended September 30, 2000. Sales and marketing expenses for the nine months ended September 30, 2000 includes one-time charges of $0.8 million associated with the cancellation or expiration of contracts which will result in the elimination or minimization of future liabilities to the Company. The remaining $7.6 million increase is due to for the nine months ended September 30, 2000was due to significant expenditures which were incurred to support the enterprise business that as a result of the Company's restructuring will be reduced significantly.

General and administrative expenses. General and administrative expenses increased from $2.0 million, or 15% of revenue, for the nine months ended September 30, 1999 to $3.7 million, or 32% of revenue, for the nine months ended September 30, 2000. The increase in general and administrative expenses is due primarily to increases in personnel and professional consulting costs. General and administrative expense are expected to decrease in the fourth quarter of 2000 due to the reduction in force the Company implemented in September.

Legal and severance cost. For the nine months ended September 30, 1999, the Company recorded a charge of $1.2 million for legal and severance costs. The charge includes a settlement of a legal dispute with two prior employees and a settlement of a patent dispute with a prior employee.

Amortization of deferred stock compensation. Amortization of deferred stock compensation was $0.7 million for the nine months ended September 30, 1999 as compared to $0.4 million for the nine months ended September 30, 2000 . This amortization is associated with recorded deferred compensation of $2.5 million related to stock options granted in the year ended December 31, 1998 and during the nine months ended March 31, 1999 at less than their deemed fair market value. The Company amortizes the deferred compensation over the vesting periods of the applicable options. During the period, the deferred stock compensation was adjusted to eliminate, on a prospective basis, employees who have terminated from the Company and to which such stock options have been cancelled.

Restructuring charge. Results of Operations for the nine months ended September 30, 2000 include $.5 million of restructuring charges resulting from the 21% reduction in force implemented by the Company in September 2000. Substantially all of the restructuring costs have been paid out as of November 14, 2000. Details of the cost of restructuring are summarized in Note 4 to the financial statements.

Cumulative change in accounting policy. The Results of Operations for the nine months ended September 30, 2000 include a $1.3 million increase in net loss as a result of a cumulative change in accounting policy. See note 2.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of September 30, 2000 consisted of $15.3 million in cash equivalents and marketable securities, a $1.0 million fixed asset lease line, a working capital credit facility with a borrowing limit of up to the lower of $5.0 million or 100% of eligible accounts receivable and 50% of inventory and a $3.0 million bridge loan facility. As of September 30, 2000, the Company had outstanding obligations of $0.2 million and $4.0 million under the fixed asset lease line and the bridge loan and working capital facilities, respectively. Borrowings under the fixed asset lease line bear interest at 7.5%, are payable ratably over a 36 month term, are subject to a 15% termination payment and are secured by the fixed assets that are leased under the line. Borrowings under the working capital credit facility bear interest at 8.4%, are payable ratably over a 36 month term, are subject to a termination payment of 12.5% and are secured by our receivables and inventory. Borrowings under the bridge loan facility bear interest at 14.6% and are payable ratably over a 36 month term. Certain of these debt agreements contain provisions that limit the payment of cash dividends.

Since inception, we have financed our operations primarily through the sale of stock, capital equipment lease lines and working capital lines of credit.

Net cash used in operating activities was $21.9 million and $10.5 million in the nine months ended September 30, 2000 and 1999, respectively. The cash utilized in both periods was attributable primarily to net losses and working capital required to fund the Company's growth in operations, including inventory and accounts receivable and deferred revenue.

Net cash provided by investing activities was $17.8 million for the nine months ended September 30, 2000, consisting primarily of $20.1 million in maturities of marketable securities net of purchases of new marketable securities. Additionally, the cash provided by investing activities for the nine months ended September 30, 2000 included the purchase of $2.3 million in property and equipment. Net cash used in investing activities for the nine months ended September 30, 1999 was $27.8 million and included $27.2 million for purchases of short term maturities as well as $0.5 million used in the purchase of property and equipment.

Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2000 reflecting $1.7 million in the scheduled pay down of the Company's debt offset by $1.2 million in cash generated from the issuance of common stock associated with the exercise of employee stock options and shares of common stock purchased by employees under the Company's stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 1999 was $50.4 million of which $44.8 million was provided by the issuance of common stock and $6.3 million from borrowings under the Company's debt agreements.

We currently anticipate that our existing cash balances and available lines will not be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months and we will need to raise additional funds prior to the expiration of such period. The Company is currently in the process of exploring alternative financing sources to fund future operations. The uncertainty about our ability to raise additional funds causes substantial doubt about our ability to continue as a going concern. The financial statements are prepared on the basis that the Company will continue as a going concern and do not reflect any adjustment that might be needed to reflect the ultimate realization of asset values. See "Risk Factors - We expect to Continue to Experience Negative Cash Flow From Operations and May Be Unable to Meet Our Future Capital Requirements Through the Issuance of Additional Securities".

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short- term instruments. Due to the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure and no quantitative tabular disclosures are required.

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

We Have a History of Losses, We Expect Future Losses and We Cannot Assure You That We Will Achieve or Maintain Profitability

We have incurred losses since we commenced operations in February 1994. We incurred net losses of $6.3 million in 1996, $11.5 million in 1997, $13.4 million in 1998 and $13.2 million in 1999. As of September 30, 2000, we had an accumulated deficit of $74.4 million. We have not achieved profitability and our revenue has not grown in recent quarters. As such, we cannot be certain that we will realize sufficient revenue to achieve profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. We may not generate a sufficient level of revenue to offset these expenditures or be able to adjust spending in a timely manner to respond to any unanticipated decline in revenue. If revenue does not grow, if gross margins do not improve or if operating expenditures exceed our expectations or cannot be adjusted accordingly, we may continue to experience significant losses on a quarterly and annual basis.

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

We have experienced declining gross margins and cannot assure you that we will be able to sustain or improve our gross margins in the future, or that we will be able to offset future price declines with cost reductions. As a result, we may experience substantial period-to-period fluctuations in future operating results and further declines in gross margins. A variety of factors affect our gross margins, including the following:

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

If a Distributor, OEM or Reseller Cancels or Delays a Large Purchase, Our Revenue May Decline and the Price of Our Stock May Fall

To date, a limited number of customers have accounted for a significant portion of our revenue. If any of our major customers stops or delays its purchase of our products or "sell through" to the ultimate consumer, our revenue and profitability would be adversely affected. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our revenue. In the nine month period ended September 30, 2000, customers totaling 10% or more of revenue accounted for 65% of our revenue. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at the levels of previous periods or that we will be able to obtain orders from new customers.

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

Average Selling Prices of Our Products May Decrease, Which May Affect Our Gross Margins

The average selling prices for our products may be lower than expected as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. The pricing of products sold to our OEMs depends on the specific features and functions of the product, the degree of integration with the OEM's products, purchase volumes and the level of sales and service support. Generally, the market has reflected pricing pressures for both ISDN and analog based products and we expect such price pressures from competition to continue in the future. Additionally, we are experiencing aggressive pricing in the market for Broadband-based products and with the higher cost per unit to manufacture than the ISDN and analog products, we may experience gross margin percentage reductions as we continue to move our portfolio of products to a higher mix of Broadband-based products and attempt to reduce our inventory levels. As such, we cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features that can be sold at higher gross margins.

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

We Depend on Contract Manufacturers for Substantially All of Our Manufacturing Requirements and We May Be Unable to Successfully Expand Our Manufacturing Operations as We Grow

We have developed a highly out-sourced contract manufacturing capability for the production of our products. Therefore, we rely on third party contract manufacturers to procure components, assemble, test and package our products. Our primary turn-key manufacturing partners are Micron Custom Manufacturing Services, Inc., Delta Networks, Inc., Discopy Labs Corporation and SMT Unlimited, Inc. Any interruption in the operations of one or more of these contract manufacturers or delays in their shipment of products would adversely affect our ability to meet scheduled product deliveries to our customers.

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

 We Have Experienced Fluctuations in Growth in our Business in Recent Periods and Our Failure to Effectively Manage This and Future Growth Will Adversely Affect Our Business

We have both significantly expanded and reduced our operations in recent periods and anticipate that further significant changes will be required to address potential growth in our customer base and market opportunities. These changes have placed and are expected to continue to place, significant strain on our engineering, managerial, administrative, operational, financial and marketing resources, and increased demands on our systems and controls. To exploit the market for our products, we must develop new and enhanced products while managing anticipated growth in sales by implementing effective planning and operating processes. To manage the growth of our operations, we will need to:

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

Even though we implemented a reduction in force in September, 2000, we expect that we will need to hire additional personnel in all areas in the event customer demand for our product accelerates. The competition for qualified personnel in our industry is intense, particularly in the San Francisco Bay Area where our corporate headquarters are located and in Hyderabad, India where we conduct a significant portion of our research and development operations. At times, we have experienced difficulty in hiring and retaining personnel with appropriate qualifications, particularly in technical areas. Recent stock price declines may make it more difficult to retain existing personnel. If we do not succeed in attracting new personnel, or retaining and motivating existing personnel, our business will be adversely affected.

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

Stock Market Volatility and Litigation Risks

The stock market in general, and the technology sector in particular, has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance. As a result, Ramp's stock price may be extremely volatile.

It is often the case that when the stock price of a company suffers a rapid decline, the company is subjected to litigation by stockholders seeking to recover damages. On September 29, 2000 we announced that our earnings for the third quarter of 2000 would be substantially below the expectations of the public market analysts, precipitating a decline in our stock price. Subsequently, three law firms announced the commencement of class action lawsuits against us. We are currently assessing the claims as presented. Based on advice from our counsel, we can make no further comments as to these claims. Similar lawsuits may be initiated in the future.

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

Todd Simon, individually and on behalf of all others similarly situated v. Ramp Networks, Inc. and Mahesh Veerina, Case No. CV-00-3645 JCS, United States District Court for the Northern District of California, filed on October 3, 2000; Jacob Elefant, individually and on behalf of all others similarly situated v. Ramp Networks, Inc. and Mahesh Veerina, Case No. C00-210043 PVT, United States District Court for the Northern District of California, filed on October 6, 2000; and Doron Shauly, on behalf of himself and all others similarly situated v Ramp Networks, Inc. and Mahesh Veerina, Case No. C00-021086 EAI, United States District Court for the Northern District of California, filed on October 23, 2000 are punitive class actions filed on behalf of purchasers of the Company's common stock between November 15, 1999 and September 29, 2000. Each of the complaints asserts that the defendants fraudulently recognized revenues through purported "channel stuffing," and disseminated materially false and misleading statements regarding the demand for, and market acceptance of, the Company's products, the strength of its technologies, its competitiveness and trends in its business. The complaints allege claims for relief under Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 thereunder, as well as Section 20 of the Exchange Act, seeking unspecified compensatory damages, attorneys' fees and costs. It is possible that additional complaints have been or will be filed alleging similar claims. The Company intends to vigorously defend the suits and any other similar suits subsequently filed. The Company intends to vigorously defend the suits and any other similar suits subsequently filed.

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

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  The following exhibits are filed as part of this report:

  27.01 Financial Data schedule (For Edgar filing only)

  The Company filed a Form 8-K on October 18, 2000 notifying that the Company's Board of Directors had approved the Company's "2000 Non-statutory Stock Option Plan" under which 2,500,000 shares of the Company's common stock would be reserved for issuance.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000

Ramp Networks, Inc.

(Registrant)

By:	/s/ PERRY GRACE

Perry Grace
Vice President Finance
(Duly Authorized Officer and Principal Financial and Accounting Officer)